Form 10-K
period 1997-12-31
HOMEUSA INC
filed 1998-03-31
CIK 1045989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997         COMMISSION FILE NO: 1-13477

                                 HOMEUSA, INC.

                DELAWARE                                         76-0546715
      (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                           THREE RIVERWAY, SUITE 555
                              HOUSTON, TEXAS 77056
                                 (713) 331-2200

   (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED

 Common Stock $.01 par value                          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of March 24, 1998, the aggregate market value of the 6,538,078 shares of the registrant's common stock held by non-affiliates of the registrant was $64,563,520, based on the $9.875 closing price per share of the registrant's common stock reported on the New York Stock Exchange on that date. As of March 24, 1998, there were 15,441,887 shares of the registrant's common stock issued and outstanding.

                               TABLE OF CONTENTS

                                                 PAGE
                                                 -----
                        PART I
Item 1.  Business.............................      1
         Introduction.........................      1
         Recent Developments..................      1
         Product Overview.....................      3
         Industry Overview....................      3
         Seasonality and Cyclicality..........      3
         Retail Operations....................      3
         Value Added Services Provided........      4
         Products and Product Sourcing........      5
         Management Information Systems.......      5
         Competition..........................      5
         Regulation...........................      6
         Employees............................      7
Item 2.  Properties...........................      7
Item 3.  Legal Proceedings....................      7
Item 4.  Submission of Matters to a Vote of
         Security Holders.....................      7
                       PART II
Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters......      8
Item 6.  Selected Financial Data..............     10
Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations...........................     11
Item 8.  Financial Statements and
         Supplementary Data...................     15
Item 9.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial
         Disclosure...........................     32
                       PART III
Item 10. Directors and Executive Officers of
         the Registrant.......................     33
Item 11. Executive Compensation...............     36
Item 12. Security Ownership of Certain
         Beneficial Owners and Management.....     41
Item     Certain Relationships and Related
13....... Transactions.........................    42
                       PART IV
Item 14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K...     46

                                     ( i )

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     HomeUSA, Inc., ("HomeUSA" or the "Company"), a Delaware corporation, was founded in July 1996 with the objective of becoming the leading independent national retailer of manufactured housing; however, it conducted no operations prior to its initial public offering (the "IPO") in November 1997. Simultaneously with the closing of the IPO, the Company acquired nine existing independent retailers of manufactured homes (the "Founding Companies"). Since the IPO, the nine Founding Companies have operated as wholly-owned subsidiaries of the Company as a single national retailer of manufactured homes.

RECENT DEVELOPMENTS -- MERGER AGREEMENT WITH FLEETWOOD ENTERPRISES

     On February 17, 1998 the Company entered into an Agreement and Plan of Merger with Fleetwood Enterprises, Inc. ("Fleetwood") and HUSA Acquisition Company (the "Fleetwood Merger Agreement"). Pursuant to the Fleetwood Merger Agreement, subject to the conditions set forth therein, the Company will merge with and into a wholly-owned subsidiary of Fleetwood (the "Fleetwood Merger") and will become a wholly-owned subsidiary of Fleetwood. The Fleetwood Merger is subject to approval by the holders of a majority of the outstanding shares of common stock of the Company ("Company Common Stock"). The Company anticipates that stockholders will receive proxy materials relating to the proposed Fleetwood Merger in May 1998, and that a special meeting (the "Special Meeting") to consider and vote upon the proposed Fleetwood Merger will be held in June 1998.

     The Fleetwood Merger Agreement provides that, following receipt of all required approvals and subject to the satisfaction or waiver of the conditions to closing set forth therein, holders of shares of Company Common Stock will be entitled to receive in the Fleetwood Merger, at the election of the stockholder,
(i) shares of common stock of Fleetwood ("Fleetwood Common Stock") valued (as described below) at $10.25 per share of Company Common Stock, (ii) subject to the limitation described below, $10.25 in cash per share of Company Common Stock, or (iii) a combination of Fleetwood Common Stock and cash equal to $10.25 per share of Company Common Stock. In order for the Fleetwood Merger to be treated for federal income tax purposes as a "tax-free reorganization," the Fleetwood Merger Agreement requires that at least 51% of the aggregate merger consideration payable to the Company's stockholders consist of shares of Fleetwood Common Stock. The value of Fleetwood Common Stock for purposes of the Fleetwood Merger will be determined by reference to the closing prices of Fleetwood Common Stock on the New York Stock Exchange during a ten-day trading period ending on the tenth day prior to the anticipated closing date of the Fleetwood Merger.

     The Fleetwood Merger Agreement requires the Company and its subsidiaries to operate its business in the usual, regular and ordinary course, and prohibits the Company and its subsidiaries (without the prior express written consent of Fleetwood) from engaging in certain actions, including the payment of dividends, the issuance of shares of capital stock, the amendment of organizational documents, the acquisition of other businesses and the sale or other disposition of assets except in the ordinary course of business consistent with past practice.

     Pursuant to the Fleetwood Merger Agreement, the Company will not, nor will it permit any of its subsidiaries to, nor will it authorize or permit any officer, director or employee of or any investment banker, attorney or other advisor or representative of, the Company or any of its subsidiaries to, directly or indirectly, (i) solicit, initiate or knowingly encourage the submission of any takeover proposal (as defined in the Fleetwood Merger Agreement), (ii) enter into any agreement providing for any takeover proposal or
(iii) participate in any negotiations regarding, or furnish to any person any non-public information with respect to, or take any other action knowingly to facilitate the making of any takeover proposal. Notwithstanding the foregoing, if, at any time prior to the receipt of the Company stockholder approval of the Fleetwood Merger, the Board of Directors of the Company determines in good faith that it is necessary to do so in order to comply with its fiduciary duties to the Company's stockholders under applicable law, as advised by outside counsel, the Company may, with respect to an actual or potential unsolicited takeover proposal and subject to compliance with the provisions of the Fleetwood Merger Agreement, (iv) furnish non-public information with respect to the Company to such person making such actual or potential unsolicited takeover proposal and (v) participate in negotiations regarding such proposal.

     The Fleetwood Merger Agreement also provides that neither the Board of Directors of the Company nor any of its committees will (i) withdraw or modify, or propose to withdraw or modify, in a manner adverse to Fleetwood, the approval or recommendation by the Board of Directors or any of its committees of the Fleetwood Merger Agreement or the Fleetwood Merger, (ii) approve or recommend or propose to approve or recommend, any takeover proposal or (iii) enter into any agreement with respect to any takeover proposal. Notwithstanding the foregoing, the Board of Directors of the Company may approve or recommend (and, in connection therewith, withdraw or modify its approval or recommendation of the Fleetwood Merger Agreement or the Fleetwood Merger) a superior proposal (as defined in the Fleetwood Merger Agreement) if (iv) the Board of Directors of the Company determines in good faith that it is necessary, in order to comply with its fiduciary duties to the Company's stockholders under applicable law, as advised by outside counsel, to approve or recommend such superior proposal, (v) gives notice to Fleetwood advising Fleetwood that the Company has received a superior proposal from a third party, specifying the material terms and conditions (including the identity of the third party), and specifically stating that the Company intends to approve or recommend such superior proposal, and
(vi) if Fleetwood does not, within seven business days of Fleetwood's receipt of such notice, make an offer which the Company's Board of Directors determines in its good faith judgment (based on the written advice of a financial adviser of nationally recognized reputation) to be as favorable to the Company's stockholders as the superior proposal.

     Furthermore, the Company will promptly advise Fleetwood orally and in writing of any request for information or of any takeover proposal or any inquiry with respect to or which could reasonably be expected to lead to any takeover proposal which, in any such case, is either (i) in writing or (ii) made to any executive officer or director of the Company (and brought to the attention of the chief executive officer of the Company), the identity of the person making any such request to (the extent practicable), takeover proposal or inquiry and all the material terms and conditions thereof. The Company will keep Fleetwood fully informed of the status and details (including amendments or proposed amendments) of any such request, takeover proposal or inquiry.

     Nothing contained in the Fleetwood Merger Agreement will prohibit the Company or its Board of Directors from (i) taking and disclosing to its stockholders a position contemplated by Rule 14c-2 of the Securities Exchange Act of 1934 (the "Exchange Act") or (ii) making any disclosure to its stockholders that in the judgment of its Board of Directors, as advised by its outside legal counsel, is required under applicable law.

     If the Board approves or recommends a superior proposal as described above, the Fleetwood Merger Agreement provides that the Company may terminate the Fleetwood Merger Agreement, but would be required to pay Fleetwood upon demand $6 million (the "Termination Fee"). If the Board approves or recommends a superior proposal, Fleetwood would also have the right to terminate the Agreement, and the Company would be required to pay Fleetwood the Termination Fee.

     If a third party takeover proposal (involving consideration in excess of the consideration payable under the Fleetwood Merger Agreement) is made public prior to the Special Meeting and at the Special Meeting the Company's stockholders do not approve the Merger, and within twelve months after Fleetwood or the Company terminates the Fleetwood Merger Agreement, a majority of the outstanding securities of the Company are acquired by a third party (or a takeover or other business combination is otherwise effected), the Company would be required to pay the Termination Fee to Fleetwood.

     Promptly after the Company publicly announced the proposed Fleetwood Merger, a complaint (the "Complaint") was filed against the Company, the members of its Board of Directors, and Fleetwood in the Delaware Court of Chancery in New Castle County. The Complaint was purportedly filed on behalf of a stockholder of the Company, individually and as a representative of a class of holders of the Company's

Common Stock. The suit seeks certification as a class action. The Complaint alleges, among other things, that by entering into the Fleetwood Merger Agreement, the Company and the members of its Board of Directors did not act reasonably and in compliance with their fiduciary duties to the Company's stockholders. The Complaint seeks to enjoin the proposed Fleetwood Merger and seeks rescissory and/or compensatory damages, attorneys' fees and other relief. See "Item 3. Legal Proceedings".

PRODUCT OVERVIEW

     A manufactured home is a single-family house constructed in a controlled factory environment, rather than at the home site. Manufactured homes are built in sections, with homes consisting of one or more sections. Assembly line techniques are utilized during construction, allowing volume purchases of materials and components and more efficient use of labor. As a result, manufactured homes are constructed at a lower cost per square foot than new site-built homes.

     Manufactured homes can be customized to meet individual customer needs and offer most of the amenities of, and are generally built with the same materials as, site-built homes. Many features associated with site-built homes are included in manufactured homes, such as central heating, name brand appliances, carpeting, cabinets and wall coverings. Optional features include amenities such as walk-in closets, fireplaces, whirlpool baths and vaulted ceilings, as well as retailer-installed options such as central air conditioning, furniture packages, garages, carports, etc.

INDUSTRY OVERVIEW

     Total retail sales of manufactured homes in 1996, the latest year for which retail industry statistics are available, were approximately $14 billion. In 1996, manufactured homes accounted for approximately one-third of all new single-family homes sold in the United States, up from approximately one-quarter in 1991. The average sale price of a new manufactured home in 1996 was $38,400 (exclusive of land).

SEASONALITY AND CYCLICALITY

     The Company has experienced and expects to continue to experience significant variability in home sales and net income as a result of seasonality in the Company's business. The manufactured housing industry and the Company's sales are historically seasonal in nature. Sales are higher in the second and third quarters when the weather is more favorable for installing homes. The manufactured housing industry also is highly cyclical and affected by many of the same national and regional economic and demographic factors that affect demand in the housing industry generally.

THE COMPANY'S RETAIL OPERATIONS

     OPERATING SUBSIDIARIES. The Company currently conducts its retail operations through nine wholly-owned subsidiaries and related entities, which are also referred to as the Founding Companies. These nine operating companies are:

COMPANY                                HEADQUARTERS
-------------------------------------  -----------------------------------------
Universal Housing, Inc.                Jackson, Tennessee
AAA Homes                              Hattiesburg, Mississippi
McDonald Mobile Homes, Inc.            Tulsa, Oklahoma
Patrick Home Center, Inc.              Corinth, Mississippi
Mobile World, Inc.                     San Antonio, Texas
First American Homes, Inc.             Dothan, Alabama
Cooper's Mobile Homes, Inc.            Wenatchee, Washington
Home Folks Housing Center, Inc.        Owensboro, Kentucky
WillMax Homes of Colorado LLC          Colorado Springs, Colorado

     RETAIL SALES CENTERS. As of December 31, 1997, the Company had 65 sales centers in 14 states, most of which were located in small to mid-sized markets (communities having populations of 12,000 to 100,000) in the South, Southwest and Far West. At December 31, 1997, all of the Company's sales centers were on leased land. A typical sales center is situated on approximately two to four acres along a major local thoroughfare or highway, with a sales office and between five to ten model homes. Sales centers also typically carry as many as ten to fifteen additional homes in inventory. The particular selection of model homes displayed at the Company's sales centers is tailored to meet local demand. Most of the Founding Companies' sales centers utilize "residential displays" where model homes are displayed in a residential setting to create maximum curb appeal.

     SALES FORCE. The Company's sales centers are typically staffed with a manager and three to five salespeople. The Company has established incentive-based compensation packages for sales center managers and salespeople, based on total sales targets within gross margin limitations. The Company emphasizes customer service throughout all levels of its organization. In addition to sales personnel, some of the Founding Companies employ finance and insurance managers whose responsibility is to arrange financing and insurance for customers.

     SALES PROCESS. When potential customers visit a sales center for the first time, they generally have limited knowledge about the quality and affordability of the homes and typically do not own a lot upon which to site a home. Salespeople are trained to develop a personal relationship with prospective customers as it may often take several months to close a sale, particularly of a multi-section, higher-priced home. Several of the Founding Companies have implemented successful retailing techniques such as the use of promotional videos and brochures, sales appointments, initial "needs-assessment" interviews and sophisticated sales-prospect tracking software.

VALUE-ADDED SERVICES PROVIDED

     FINANCE AND INSURANCE. The Company has established relationships with national financing sources, including Green Tree Financial Corporation, Associates First Capital Corporation and Bank of America. Most of the Founding Companies currently serve as insurance agents for homeowner's insurance and mortgage and credit-life insurance. The Company has hired a Vice President of Financial Services to concentrate on finance and insurance.

     SITING ASSISTANCE. Approximately 70% of manufactured housing is located on purchaser-owned property, with the balance predominantly located in parks where the homeowners rent the lot upon which the home is sited. For purchasers without access to available land, siting assistance is a necessity. In many markets, particularly those in proximity to larger cities, there is a shortage of subdivision lots or communities on which to site manufactured homes. Retailers who can provide customers a site for their home have a significant advantage over their competitors who do not have similar access to home sites. Four of the Founding Company owners or their affiliates currently own and/or manage manufactured housing communities and subdivisions.

     PERMITTING. Many manufactured home buyers require assistance with the time-consuming process of obtaining permits and approvals required to site a manufactured home. As a full service retailer of manufactured housing, the Company assists its customers in obtaining all necessary permits, approvals and title work required by lenders, including zoning approvals, building permits and well and septic or sewer permits.

     TRANSPORTATION AND INSTALLATION. The manufacturer's price for most manufactured homes does not include the cost of transporting the home from the sales center to the customer's site. The Company provides for the transportation and installation of new homes, the cost of which is included in the sales price of the home. The Company either utilizes its own employees or independent contractors to perform these services. Homes are transported to the site on a chassis. Homes are set either on concrete block piers, continuous foundations or on basements and connected to site utilities such as electric, gas, water and sewer or septic. Company personnel add skirting and entry stairs and, when requested, will also arrange for the construction of wells, septic systems, driveways, carports, porches and decks as well as landscaping.

     RETAILER-INSTALLED OPTIONS. The Company offers retailer-installed options, including central air conditioning, washers, dryers, dishwashers, ceiling fans, stereo systems and various furniture packages. In most instances, the Company purchases these items from local distributors as customer orders are received.

     WARRANTIES. Manufacturers of manufactured housing also provide a one-year warranty on the home and the components they install. Fleetwood, Palm Harbor Homes Inc. ("Palm Harbor") and Waverlee also provide limited five-year warranties on the structural components of the homes they manufacture. The Company arranges for the repair of items subject to manufacturer's warranties, and seeks reimbursement for repair costs from the manufacturer. To date, unreimbursed warranty repair costs have not been material.

PRODUCTS AND PRODUCT SOURCING

     The Company sells single and multi-section homes manufactured by a number of manufacturers, representing a range of home sizes, floor plans and decors that can be customized to fit a particular customer's needs. Single section homes are typically 14 to 18 feet wide and 70 to 80 feet long, with between 960 to 1,300 square feet of living space. Current retail prices for single section homes sold by the Company, without land, range from approximately $21,000 to $38,000. Multi-section homes consist of two or more floor sections that are joined at the home-site and contain between 1,200 and 2,500 square feet. Current retail prices of multi-section homes sold by the Company, without land, typically range from $26,000 to $62,000, depending upon floor plan, options and size. Multi-section homes represented approximately 71% of the Company's new home sales in 1997.

     The Company currently purchases manufactured homes primarily from Fleetwood, Champion Enterprises, Inc. ("Champion"), Palm Harbor, Clayton
Homes, Inc. and Belmont Homes, Inc. ("Belmont"). In 1997, approximately 65% of the Company's new home sales were homes manufactured by Fleetwood. The Company limits the number of manufacturers from whom it purchases homes based on geographical proximity to manufacturer plants, range of products and ability to qualify for manufacturer rebates.

     The Company does not have contracts with manufacturers which would assure a continuing supply of homes. The Company's agreements with manufacturers generally have terms of one to three years and are terminable upon short notice by either party. Some agreements with Fleetwood cover only a specific sales center, and some of these agreements contain annual sales, inventory and market-share targets, and require the retailer to maintain a specified percentage of the manufacturer's product in inventory and to achieve minimum scores on customer satisfaction surveys. The sales center's failure to meet these targets may result in reduced rebates to the retailer from the manufacturer. Some manufacturer agreements give a particular sales center the exclusive right to sell the manufacturer's product within a particular Basic Trade Area as long as only that manufacturer's products are sold at that sales center and specified sales and customer satisfaction targets are met.

MANAGEMENT INFORMATION SYSTEMS

     The Company has assessed the accounting and management information systems used by the Founding Companies and believes that it needs to implement a Company-wide voice and data communication system linking the sales centers to regional offices and to the Company's headquarters. The Company anticipates that the system it adopts on a Company-wide basis will be designed to address the "Year 2000" issues associated with computer systems that use only two digits to identify a year in the date field. These issues include not only the possibility of computer system failure or erroneous results by or at the year 2000, but also the necessity of coordinating with the computer systems of the Company's suppliers, customers, lenders and other parties with which the Company does business. The Company has hired a Vice President and Chief Technology Officer with significant experience in systems integration to develop these systems.

COMPETITION

     RETAIL SALES. The manufactured housing retail industry is highly competitive and the capital requirements for entry are relatively small, with inventory financing and customer financing generally available to a prospective retailer from various lenders. The manufactured housing industry has over 6,000 retail centers, approximately ten percent of which are owned by the four vertically integrated manufacturers. Manufactured homes compete with a variety of alternative forms of housing, particularly new and existing site-built homes and rental apartments, and any decline in the cost of site-built housing is likely to reduce demand for manufactured housing. The principal competitive factors for retail sales are price, marketing techniques, quality level and price ranges of products and services, product availability, price and terms of customer financing, and ability to assist purchasers in obtaining sites on which to locate purchased homes. The

Company is not able to estimate the total number of competitors in its marketing area, but believes that minimal barriers to entry have contributed to a significant increase in the number of new retailers over the past several years. A continuation of this increase in the number of retailers may lead to greater competition, reduced profit margins and possibly a decline in the Company's home sales.

     ACQUISITION MARKET. The Company faces competition in its efforts to acquire additional retailers and consolidate the manufactured housing industry. The Company was founded and conducted its November 1997 IPO with the objective of becoming the leading independent national retailer of manufactured housing. The Company's strategy for achieving that objective depended, in large part, on the Company's ability to acquire existing manufactured housing retailers.

     The market for premier existing manufactured housing retailers during late 1997 was competitive, but became intensely competitive during January and February 1998. In late December 1997 and continuing through mid-February 1998, the Company engaged in substantive acquisition negotiations with the owners of approximately 36 retailers. In almost every case, the Company found itself competing with one or more of Expression Homes Corporation (a venture formed by Fleetwood and Pulte Homes in October 1997 to pursue the acquisition of retail sales centers) ("Expression Homes"), Champion, Palm Harbor and Cavco
Industries, Inc., a subsidiary of Centex Corporation ("Cavco") (collectively, the "Competing Bidders"). On January 16, 1998 Champion announced that it had acquired two retailers and had entered into agreements to acquire two additional retailers. On February 4, 1998 Cavco announced that it had reached an agreement to acquire a retailer and intended to acquire additional retailers, and on February 10, 1998, Palm Harbor announced that it had reached an agreement to acquire The Cannon Group, a large high-quality retailer the Company had believed it could acquire. In almost every potential acquisition, the Company was forced to compete with bids from one or more of the Competing Bidders that were in excess of amounts the Company considered reasonable. The Competing Bidders generally have significantly greater access to capital than does the Company, and many of the competing bids included a significantly greater cash component than the Company was willing to offer or capable of offering. By mid February, the Company had concluded that it was unable to compete with the extraordinarily high cash bids some of the Competing Bidders, particularly Champion, were making to owners of high-quality retailers. See "Recent Developments -- Merger Agreement with Fleetwood Enterprises."

REGULATION

     The construction of manufactured homes is governed by the National Manufactured Home Construction and Safety Standards Act of 1974. In 1976, the U.
S. Department of Housing and Urban Development ("HUD") issued regulations under this Act, known as the "HUD Code," which established comprehensive national construction standards to preempt conflicting state and local regulations. The HUD Code covers all aspects of manufactured home construction, including structural integrity, energy efficiency, fire safety, air-quality and thermal protection and is periodically updated to reflect new technologies and construction methods. The HUD Code requires that homes sold in hurricane-prone areas be designed to withstand 110 miles per hour winds. Detailed inspections of homes during manufacture are mandated by HUD to insure compliance with the HUD Code, which are conducted by independent, HUD-designated inspection agencies. Certain components of manufactured homes are also subject to regulation by the Consumer Product Safety Commission (the "CPSC") which is empowered, in certain circumstances, to ban the use of component materials believed to be hazardous to health and to require manufacturers to repair construction defects. In addition to the HUD Code and CPSC, Federal Trade Commission regulations require disclosure of a manufactured home's insulation specification.

     The Company is subject to various laws applicable to consumer financing. The Federal Consumer Credit Protection Act, also known as the "Truth-in-Lending Act," and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charges. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. Among other things, Regulation B requires the Company to provide a customer whose credit request has been denied with a statement of reasons for the denial. The Federal Fair Credit Reporting Act also requires disclosure of certain information used as a basis to deny credit. The Federal Trade Commission has issued or proposed various regulations dealing with unfair credit practices, collection efforts, preservation of customers' claims and defenses. In addition, before it may arrange financing for its customers, the Company is required, under certain state laws, to obtain a mortgage or consumer finance broker's license. The sale of insurance products by the Company is subject to various state insurance laws and regulations which govern allowable charges and other insurance sales practices. The Company must be licensed as an insurance broker in each state where it arranges insurance for its customers. The Company's failure to comply with applicable consumer finance or insurance laws and regulations could result in substantial fines, the possible loss of these licenses or litigation by government agencies or affected customers, any of which may have a material adverse effect on the Company's business, financial condition, and results of operations.

     The transportation of manufactured homes is subject to federal and state highway use laws and regulations. The laws and regulations impose limitations on the width, length and weight of the load.

     The siting of manufactured homes is subject to local zoning ordinances and, in some jurisdictions, local building codes. Many local zoning ordinances restrict manufactured homes from subdivisions containing site-built homes and require variances to place a manufactured home outside of a community previously zoned for manufactured housing.

EMPLOYEES

     As of December 31, 1997, the Company employed 621 persons. Of these, 66 were sales center managers, 197 were sales persons, 192 were employed in service and 166 were executive and administrative personnel. The Company does not have any collective bargaining agreements.

ITEM 2.  PROPERTIES

     As of December 31, 1997, the company operated 65 sales centers located in 14 states. The sales centers consist of two-acre to ten-acre sites, on which manufactured homes are displayed, each with a sales office of approximately 2,200 square feet. The leases of these sales centers provide for monthly rentals ranging from $742 to $5,000 and initial terms of three to ten years. The Company does not anticipate difficulty in renewing leases as they expire or in obtaining alternate sites as necessary. The Company leases its principal executive and administrative offices in Houston, Texas.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time, a party to litigation arising in the normal course of business. In the opinion of the Company, the ultimate liability, if any, with respect to any pending litigation will not have a material adverse effect on the financial condition or the results of operations of the Company.

     Promptly after the Company publicly announced the proposed Fleetwood Merger, a complaint (the "Complaint") was filed against the Company, the members of its Board of Directors, and Fleetwood in a Delaware Court of Chancery in New Castle County. The Complaint was purportedly filed on behalf of a stockholder of the Company, individually and as a representative of a class of holders of the Company's Common Stock. The suit seeks certification as a class action. The Complaint alleges, among other things, that by entering into the Fleetwood Merger Agreement, the Company and the members of its Board of Directors did not act reasonably and in compliance with their fiduciary duties to the Company's stockholders. The Complaint seeks to enjoin the proposed Fleetwood Merger and seeks rescissory and/or compensatory damages, attorneys' fees and other relief. The Company believes the Complaint is without merit and, with Fleetwood, intends to actively oppose the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since November 21, 1997, the Common Stock of HomeUSA has been listed for trading on the New York Stock Exchange (the "NYSE") under the symbol "HSH".
The Company's Restricted Common Stock is not listed or traded on any exchange and there is no established trading market for such shares. As of March 24, 1998 there were 15,441,887 shares outstanding held by approximately 86 stockholders of record.

     The following table sets forth the range of high and low sale prices for the Common Stock on the NYSE (as reported on the Composite Transactions Reporting System) for the periods indicated:

                                         HIGH        LOW
                                       ---------  ---------
Year ended December 31, 1997:
     4th quarter (November 21 to
      December 31)...................  $   8.625  $   7.125

     The last reported sale of the Common Stock on the NYSE on March 24, 1998 was $9.875 per share.

DIVIDENDS

     The Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's credit facilities include restrictions on the ability of the Company to pay dividends without the consent of the lender.

RECENT SALES OF UNREGISTERED SECURITIES

     Effective August 1, 1997, the Company effected a 90.7127-to-one stock dividend on shares of Common Stock issued on and as of August 1, 1997.

     Between July 3, 1996 and August 1, 1997 shares of Common Stock issued to the following parties were on a pre-dividend basis.

     On July 3, 1996, the Company issued and sold 1,000 shares of Common Stock to Notre Capital Ventures II, L.L.C. ("Notre") for a consideration of $1,000. This sale was exempt from registration under Section 4(2) of the Securities Act of 1933, (the "Securities Act"), no public offering being involved.

     On October 8, 1996 the Company issued and sold 19,325.96 shares of Common Stock to Notre for a consideration of $17,439. This sale was exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

     On January 15, 1997, the Company issued and sold shares of Common Stock to the following parties in the amounts and for the consideration indicated. These sales were exempt from registration under Section 4(2) of the Securities Act, no public offering being involved: Cary N. Vollintine -- 1,766.3 shares for a consideration of $1,602.26; Willie Thurman Langston II -- 126.16 shares for a consideration of $114.45; Kevin J. Lilly -- 63.07 shares for a consideration of $57.22; Robert P. Gauntt -- 63.07 shares for a consideration of $57.22; and WillMax Capital Inc. -- 2,270.96 shares for a consideration of $2,060.05.

     On May 10, 1997, the Company issued and sold shares of Common Stock to the following parties in the amounts and for the consideration indicated. These sales were exempt from registration under Section 4(2) of the Securities Act, no public offering being involved: Cary N. Vollintine -- 2,204.76 shares for a consideration of $2,000.00; Frank W. Montfort -- 1,212.62 shares for a consideration of $1,100.00; Philip Campbell -- 551.19 shares for a consideration of $500.00; Michael F. Loy -- 1,102.38 shares for a consideration of $1,000; Philip C. deMena -- 1,102.38 shares for a consideration of $1,000.00; Richard T. Howell -- 110.23 shares for a consideration of $100.00; Jennifer
Jackson -- 110.23 shares for a consideration of $100.00; Melinda A.
Malek -- 11.02 shares for a consideration of $10.00; Stephen Baur -- 440.95 shares for a consideration of $400.00; Shellie Gray LePori -- 275.59 shares for a consideration of $250.00; Infoscope, Inc. -- 44.09 shares for a consideration of $40.00; Susan Yancey -- 5.51 shares for a consideration of $5.00; Jennifer G. Davidson -- 5.51 shares for a consideration of $5.00; John R. Oren -- 551.19 shares for a consideration of $500.00; Steven J. Blum -- 110.23 shares for a consideration of $100.00;

Willie Thurman Langston II -- 165.35 shares for a consideration of $150.00; Kevin J. Lilly -- 82.67 shares for a consideration of $75.00; Robert P. Gauntt -- 82.67 shares for a consideration of $75.00; Kenneth V.
Garcia -- 110.23 shares for a consideration of $100.00; and Karl V. Baumgartner -- 55.11 shares for a consideration of $50.00.

     On August 1, 1997, the Company issued and sold shares of Common Stock to the following parties in the amounts and for the consideration indicated. These sales were exempt from registration under Section 4(2) of the Securities Act, no public offering being involved: Donald D. Moseley -- 551.19 shares for a consideration of $500.00; Don A. Palmour -- 551.19 shares for a consideration of $500.00; Cary N. Vollintine -- 220.47 shares for a consideration of $200.00; Frank W. Montfort -- 121.26 shares for a consideration of $110.00; Philip E. Campbell -- 55.11 shares for a consideration of $50.00; Michael F. Loy -- 110.23 shares for a consideration of $100; Philip C. deMena -- 110.23 shares for a consideration of $100.00; Stephen F. Smith -- 110.23 shares for a consideration of $100.00; Thomas N. Amonett -- 110.23 shares for a consideration of $100.00; and James J. Blosser -- 110.23 shares for a consideration of $100.00.

     The following issuances of Common Stock occured subsequent to the 90.7127-to-one dividend.

     Effective August 1, 1997, the Company issued 1,718,823 shares of Restricted Common Stock to Notre in exchange for 1,718,823 shares of Common Stock. This issuance was exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

     On November 21, 1997, the Company issued 7,266,944 shares of its Common Stock to the Founding Companies in connection with the closing of the IPO. Each of these transactions was completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act.

USE OF IPO PROCEEDS

     The Company's Registration Statement on Form S-1 relating to the IPO (Commission File No. 333-35649) was declared effective on November 20, 1997. The offering commenced promptly after the Registration Statement was declared effective. The lead managing underwriter was BT Alex. Brown Incorporated. The class of securities offered was common stock, par value $.01 per share; all of the securities offered were offered for the account of the Company; the amount registered was 5,000,000 shares; the aggregate offering price was $40.0 million; all of the shares offered were sold. From the effective date of the Registration Statement to December 31, 1997, the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered were as follows: (a) underwriting discounts and commissions -- $2.8 million; (b) finders' fees -- $0.2 million; (c) expenses paid to or for underwriters -- none; (d) other expenses -- $5.8 million. The total of the foregoing amounts is $8.8 million. None of such payments were made directly or indirectly to directors, officers or general partners of the Company or their associates or to persons owning 10% or more of any class of equity security of the Company or to affiliates of the Company. The net offering proceeds to the Company after deducting the total expenses described above were $31.2 million. From the effective date of the Registration Statement to December 31, 1997, the amount of the net offering proceeds to the Company used (a) to pay the cash portion of the acquisition price for the Founding Companies as described in the Registration Statement was $18.1 million; (b) to pay a portion of the excess operating capital distribution as described in the Registration Statement was $7.2 million. Of these amounts, all but $2.7 million of the amount paid to acquire the Founding Companies was paid to persons who are directors of the Company or associates of such persons, and all but $0.3 million of the amount paid as a portion of the excess operating capital distribution was paid to persons who are directors of the Company or associates of such persons. The use of proceeds did not represent a material change in the use of proceeds as described in the prospectus contained in the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA.

     For financial statement presentation purposes, Universal Housing Group ("Universal"), one of the Founding Companies, has been identified as the accounting acquiror. The acquisition of the remaining Founding Companies and HomeUSA were accounted for using the purchase method of accounting, with the results of operations included from November 30, 1997, the effective date used for accounting purposes. As used in this discussion, the "Company" means (i) Universal prior to November 30, 1997, and (ii) HomeUSA and the Founding Companies on that date and thereafter. The summary financial information below should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein. The following historical financial information may not be indicative of the Company's future financial results of operations.

                                                      YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                          1997       1996       1995       1994       1993
                                       ----------  ---------  ---------  ---------  ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
    Total revenue....................  $   63,952  $  51,217  $  55,821  $  48,458  $  39,108
    Cost of sales....................      50,012     39,354     42,617     37,844     30,716
                                       ----------  ---------  ---------  ---------  ---------
    Gross profit.....................      13,940     11,863     13,204     10,614      8,392
    Selling, general and
      administrative expenses........       9,565      9,344     10,131      7,789      6,350
                                       ----------  ---------  ---------  ---------  ---------
    Operating income.................       4,375      2,519      3,073      2,825      2,042
    Other (income) expense, net......         702        (12)       (62)       170        (38)
                                       ----------  ---------  ---------  ---------  ---------
    Income before income taxes.......       3,673      2,531      3,135      2,655      2,080
    Provision for income taxes.......         276        131        181        138          2
                                       ----------  ---------  ---------  ---------  ---------
    Net income.......................  $    3,397  $   2,400  $   2,954  $   2,517  $   2,078
                                       ==========  =========  =========  =========  =========
    Earnings per share -- basic and
    diluted..........................  $     0.91  $    1.04  $    1.28  $    1.09  $    0.90
                                       ==========  =========  =========  =========  =========
    Shares used in computing basic
      and diluted earnings per
      share..........................       3,740      2,299      2,299      2,299      2,299

PRO FORMA STATEMENT OF OPERATIONS
DATA (1):
    Total revenue....................  $  205,113
    Cost of sales....................     158,646
                                       ----------
    Gross profit.....................      46,467
    Selling, general and
      administrative expenses........      32,689
    Goodwill amortization............       1,502
                                       ----------
    Operating income.................      12,276
    Interest and other (income)
      expense, net...................       2,515
                                       ----------
    Income before income taxes.......       9,761
    Provision for income taxes.......       4,283
                                       ----------
    Net income.......................  $    5,478
                                       ==========
    Earnings per share -- basic and
      diluted........................  $     0.39
                                       ==========
    Shares used in computing pro
      forma basic and diluted
      earnings per share.............      14,018

BALANCE SHEET DATA (AT END OF
  PERIOD):
    Working capital..................  $   11,149  $   9,339  $  10,198  $   8,216  $   5,430
    Total assets.....................     139,844     19,329     14,455     12,759     11,486
    Long-term debt, less current
    maturities.......................      --         --         --         --             30
    Stockholders' equity.............      77,506     10,109     10,759      8,619      5,717

------------
(1) The Pro Forma Statement of Operations Data assume that the acquisition of the Founding Companies and the IPO were closed on January 1, 1997, and are not necessarily indicative of the results the Company would have achieved had these events actually then occurred or of the Company's future results. See Note 3 in the Notes to Consolidated Financial Statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this Annual Report on Form
10-K. Statements contained in this Annual Report regarding future financial or operational performance and results of the Company or similar matters that are not historical facts constitute forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties including, but not limited to, the availability of attractive acquisition opportunities, the successful integration and profitable management of businesses acquired, the improvement of operating efficiencies, the availability of working capital and funding for future acquisitions, the ability to grow internally through expansion of services and customer bases, reduction of overhead, the cyclical nature of the homebuilding industry, and the level and nature of competition from other manufactured home retailers and other factors discussed in this Annual Report.

RECENT DEVELOPMENTS -- MERGER AGREEMENT WITH FLEETWOOD ENTERPRISES

     On February 17, 1998 the Company entered into an Agreement and Plan of Merger with Fleetwood and HUSA Acquisition Company. Pursuant to the Fleetwood Merger Agreement, subject to the conditions set forth therein, the Company will merge with and into a wholly-owned subsidiary of Fleetwood and will become a wholly-owned subsidiary of Fleetwood. The Fleetwood Merger is subject to approval by the holders of a majority of the outstanding shares of Company Common Stock. The Company anticipates that stockholders will receive proxy materials relating to the proposed Fleetwood Merger in May 1998, and that a special meeting to consider and vote upon the proposed Fleetwood Merger will be held in June 1998.

     The Fleetwood Merger Agreement provides that, following receipt of all required approvals and subject to the satisfaction or waiver of the conditions to closing set forth therein, holders of shares of Company Common Stock will be entitled to receive in the Merger, at the election of the stockholder, (i) shares of Fleetwood Common Stock valued (as described below) at $10.25 per share of Company Common Stock, (ii) subject to the limitation described below, $10.25 in cash per share of Company Common Stock, or (iii) a combination of Fleetwood Common Stock and cash equal to $10.25 per share of Company Common Stock. In order for the Fleetwood Merger to be treated for federal income tax purposes as a "tax-free reorganization," the Fleetwood Merger Agreement requires that at least 51% of the aggregate merger consideration payable to the Company's stockholders consist of shares of Fleetwood Common Stock. The value of Fleetwood Common Stock for purposes of the Fleetwood Merger will be determined by reference to the closing prices of Fleetwood Common Stock on the New York Stock Exchange during a ten-day trading period ending on the tenth day prior to the anticipated closing date of the Fleetwood Merger.

OVERVIEW

     The Company was founded in 1996 to become the leading independent national retailer of manufactured homes and in November 1997 completed its IPO. The Company acquired simultaneously with the closing of the IPO, nine existing independent retailers of manufactured homes. Since that date the nine Founding Companies have operated as subsidiaries of the Company as a single national retailer of manufactured homes (see Item 1. Business -- "The Company's Retail Operations -- Operating Subsidiaries"). Prior to their acquisition by the Company, the Founding Companies were operated and managed as independent private entities, and their results of operations reflect different tax structures (including S Corporations, C Corporations, or LLCs), which have influenced the historical level of owner's compensation.

     For financial statement presentation purposes, Universal Housing Group ("Universal"), one of the Founding Companies, has been identified as the accounting acquiror. The acquisition of the remaining Founding Companies and HomeUSA were accounted for using the purchase method of accounting, with the results of operations included from November 30, 1997, the effective date used for accounting purposes. As used in this discussion, the "Company" means (i) Universal prior to November 30, 1997 and (ii) HomeUSA and the Founding Companies on that date and thereafter.

     The Company's revenues are derived from the retail sale of new and pre-owned manufactured homes, loan origination fees, insurance commissions, as well as construction-related revenue and repair and maintenance revenue. Sales of pre-owned homes accounted for approximately 3% of the Company's total revenues in 1997.

SELECTED CONSOLIDATED FINANCIAL DATA

     The following consolidated financial information represents the operations of Universal for all periods presented and the Founding Companies and HomeUSA since November 30, 1997. This financial information has been derived from the consolidated Financial Statements of HomeUSA, Inc. and subsidiaries.

                                                              YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                                  1997                  1996                  1995
                                          --------------------  --------------------  --------------------
STATEMENT OF OPERATIONS DATA:
  Revenue:
    Home sales..........................  $  62,636       97.9% $  50,864       99.3% $  55,615       99.6%
    Other revenue.......................      1,316        2.1        353        0.7        206        0.4
                                          ---------  ---------  ---------  ---------  ---------  ---------
  Total revenue.........................     63,952      100.0     51,217      100.0     55,821      100.0
  Cost of sales.........................     50,012       78.2     39,354       76.8     42,617       76.3
                                          ---------  ---------  ---------  ---------  ---------  ---------
  Gross profit..........................     13,940       21.8     11,863       23.2     13,204       23.7
  Selling, general and administrative
    expenses............................      9,565       15.0      9,344       18.2     10,131       18.2
                                          ---------  ---------  ---------  ---------  ---------  ---------
  Income from operations................      4,375        6.8      2,519        5.0      3,073        5.5
  Interest and other (income) expense,
    net.................................        702        1.1        (12)       0.0        (62)      (0.1)
                                          ---------  ---------  ---------  ---------  ---------  ---------
  Income before income taxes............      3,673        5.7      2,531        5.0      3,135        5.6
  Provision for income taxes............        276        0.4        131        0.3        181        0.3
                                          ---------  ---------  ---------  ---------  ---------  ---------
  Net income............................  $   3,397        5.3% $   2,400        4.7% $   2,954        5.3%
                                          =========  =========  =========  =========  =========  =========

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1997       1996       1995
                                          ---------  ---------  ---------
OPERATING DATA (CONSOLIDATED):
  Period end sales centers..............         65         15         15
  Homes sold............................      2,168      1,807      2,060
  Multi-section home sales..............         71%        62%        56%
  Average home sale price...............  $  28,891  $  28,148  $  26,998

HISTORICAL RESULTS FOR 1997 COMPARED TO 1996

     HOME SALES. Home sales increased $11.7 million, or 23.1%, from $50.9 million in 1996 to $62.6 million in 1997. Approximately $10.8 million of the increase was attributable to the acquisition of the Founding Companies effective November 30, 1997. The remaining increase was attributable to a 4% increase in the number of homes sold partially offset by a 2% reduction in Universal's average sale price per home. The decline in average sale price per home resulted from the sale of a type of lower end, multi-section home during 1997.

     OTHER REVENUE. Other revenue increased $0.9 million, or 273%, from $0.4 million in 1996 to $1.3 million in 1997. Approximately $0.4 million of the increase was attributable to the acquisition of the Founding Companies effective November 30, 1997. The remaining increase was primarily attributable to higher finance revenue.

     GROSS PROFIT. Gross profit increased $2.0 million, or 17.5%, from $11.9 million in 1996 to $13.9 million in 1997. Approximately $2.4 million of the increase was attributable to the acquisition of the Founding Companies effective November 30, 1997. This was partially offset by a $0.4 million decline attributable to increased sales of a type of lower end, multi-section home during 1997. As a percentage of total revenue, gross profit declined from 23.2% in 1996 to 21.8% in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.3 million, or 2.4%, from $9.3 million in 1996 to $9.6 million in 1997. An increase of approximately $2.5 million was attributable to the acquisition of the Founding Companies effective November 30, 1997. This was partially offset by a reduction of an owner's compensation. As a percentage of total revenue, selling, general and administrative expenses decreased from 18.2% in 1996 to 15.0% in 1997.

     INTEREST AND OTHER (INCOME) EXPENSE, NET. Interest and other (income) expense, net increased $0.7 million, from less than $0.1 million of income in 1996 to $0.7 million of expense in 1997. Approximately $0.2 million of the increase was attributable to the acquisition of the Founding Companies effective November 30, 1997. The remaining increase was primarily a result of increased interest expense associated with maintaining higher floor plan balances during 1997.

HISTORICAL RESULTS FOR 1996 COMPARED TO 1995

     HOME SALES. Home sales decreased $4.7 million, or 8.5%, from $55.6 million in 1995 to $50.9 million in 1996, resulting primarily from a 14% decline in homes sold at centers open for all of both periods, partially offset by a 4% increase in the average price per home. The 4% increase in the average price per home was due to the increase in multi-section homes sold as a percentage of total homes sold.

     OTHER REVENUE. Other revenue increased $0.2 million, or 71.4%, from $0.2 million in 1995 to $0.4 million in 1996.

     GROSS PROFIT. Gross profit decreased $1.3 million, or 10.2%, from $13.2 million in 1995 to $11.9 million in 1996. As a percentage of total revenue, gross margin decreased from 23.7% in 1995 to 23.2% in 1996. This decrease was due to higher costs associated with delivery of multi-section homes and certain inventory sold at lower margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $0.8 million, or 7.8%, from $10.1 million in 1995 to $9.3 million in 1996, due primarily to lower sales commissions. As a percentage of total revenue, selling, general and administrative expenses remained constant at 18.2% in 1995 and 1996.

     INTEREST AND OTHER (INCOME) EXPENSE, NET. Interest and other (income) expense, net remained constant at less than $0.1 million in both periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $7.2 million of net cash from operating activities for 1997. Net cash used in investing activities was $9.9 million, principally related to the acquisition of the Founding Companies and the purchase of property and equipment. Net cash provided by financing activities was $11.4 million and consisted primarily of the sale of stock in the IPO, partially offset by distributions to shareholders. At December 31, 1997, the Company had working capital of $11.1 million and no long-term debt.

     The Company generated $9.2 million of net cash from operating activities during 1996. Net cash used in investing activities was $0.3 million, principally for purchases of property and equipment. Net cash used in financing activities was $3.0 million and consisted primarily of S Corporation distributions to shareholders. At December 31, 1996, the Company had working capital of $9.3 million and no long-term debt.

     In February 1998, the Company entered into a $25 million revolving credit agreement (the "Credit Facility") with a bank to fund working capital requirements and future acquisitions. The Credit Facility is secured by the capital stock of the Company's subsidiaries, and matures in February 2001. Interest is payable monthly and is based on either the bank's prime rate or a Eurodollar rate. A commitment fee of .50% is payable on the unused portion of the facility. The Credit Facility contains certain affirmative and negative covenants including, but not limited to, maintenance of certain financial ratios and minimum consolidated net worth. In addition, the Credit Facility requires the Company to seek the lenders' approval regarding certain acquisitions. No borrowings have been made under the Credit Facility.

     The Company has two floor plan credit facility arrangements with two commercial lenders to finance a major portion of its manufactured home inventory until such inventory is sold. Commitments of $75 million and $50 million are available to the Company. Interest on amounts borrowed is paid monthly at rates varying from the prime rate to 1% percent below the prime rate. The floor plan payables are secured by substantially all of the Company's manufactured home inventory, the related furniture, fixtures, accessories and accounts receivable. The Company began drawing on the two floor plan credit facilities in January 1998.

     Floor plan payables are due upon receipt of sale proceeds from the related inventory; however, the Company must make periodic payments when the related home remains in inventory beyond the length of time specified in the floor plan agreement. Generally, in the event the home remains in inventory 12 months after the date of purchase, the balance of the obligation related to the home will become payable over a specified term. In addition, the Company's floor plan agreements include subjective acceleration clauses which could result in the lines of credit being due on demand should the Company experience a material adverse change in its financial position as determined by the lender. The maximum amounts available under the two floor plan credit facilities are $75 million and $50 million, respectively.

     Management anticipates that capital expenditures, exclusive of acquisitions, will be approximately $9.0 million in 1998. Although Management believes that the Company's liquidity and capital resources would be adequate to enable the Company to execute the Company's internal growth plans during 1998, Management does not believe that the Company's liquidity or capital resources are sufficient, in light of the extraordinary competition in the acquisition market during January and February 1998, to enable the Company to implement its acquisition strategy on the timetable the Company had contemplated. Consequently, on February 17, 1998 the Company entered into the Fleetwood Merger Agreement. See "Recent Developments -- Merger Agreement with Fleetwood Enterprises." In the event that the Fleetwood Merger Agreement is not consummated for any reason, Management believes that the Company (i) would seek an alternative business combination with another manufacturer, (ii) would seek additional capital resources from another source, and/or (iii) would attempt to implement its acquisition strategy by acquiring smaller retailers than the retailers it had originally sought to acquire.

     On February 5 and February 13, 1998, respectively, the Company entered into non-binding letters of intent to acquire South Atlantic Manufactured Homes, Inc. ("South Atlantic") and Southern Lifestyle Manufactured Housing, Inc.
("Southern Lifestyle"). South Atlantic owns and operates 16 retail centers located throughout Georgia, South Carolina and Florida. Southern Lifestyle owns and operates seven retail centers located in Alabama.

     The Company intends to work with Fleetwood and the owners of South Atlantic and Southern Lifestyle to negotiate a transaction in which Fleetwood would acquire South Atlantic and Southern Lifestyle concurrently with the consummation of the Fleetwood Merger. Any such transaction would require the consent of Fleetwood as well as that of the owners of South Atlantic and Southern Lifestyle.

YEAR 2000 ISSUE

     The Company recognizes the need to ensure its operations will not be adversely impacted by "Year 2000" software failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company has addressed the issue with respect to its existing subsidiaries and potential acquisitions as part of its normal due diligence procedures. The Company does not believe the cost of achieving Year 2000 compliance, in excess of the cost of normal software upgrades and replacements incurred through calendar 1999, will be material to the Company's consolidated results of operations, consolidated financial position or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO FINANCIAL STATEMENTS (1)

                                           PAGE
                                           -----
     Report of Independent Public
      Accountants.......................      16
     Consolidated Balance Sheets........      17
     Consolidated Statements of
      Operations........................      18
     Consolidated Statements of
      Stockholders' Equity..............      19
     Consolidated Statements of Cash
      Flows.............................      20
     Notes to Consolidated Financial
      Statements........................      21

------------

(1) See Exhibit 99.1 for the audited financial statements of the Founding Companies.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HomeUSA, Inc.:

     We have audited the accompanying consolidated balance sheets of HomeUSA, Inc. (a Delaware corporation) and subsidiaries (the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 1998

                         HOMEUSA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                            DECEMBER 31,
                                       ---------------------
                                          1997       1996
                                       ----------  ---------
               ASSETS
Current Assets
     Cash and cash equivalents.......  $   16,758  $   8,031
     Accounts receivable, net........       7,421      1,772
     Related party receivable........       1,140     --
     Inventories.....................      45,481      8,655
     Other current assets............       1,268         36
                                       ----------  ---------
          Total current assets.......      72,068     18,494
                                       ----------  ---------
Property and Equipment, net..........       6,624        801
Goodwill, net........................      60,323     --
Other Assets.........................         829         34
                                       ----------  ---------
          Total assets...............  $  139,844  $  19,329
                                       ==========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued
      expenses.......................  $    9,116  $   2,376
     Related-party payable...........       4,601         50
     Floor plan payable..............      45,007      6,729
     Current maturities of long-term
      debt...........................       2,110     --
     Deferred tax liability..........          85     --
                                       ----------  ---------
          Total current
             liabilities.............      60,919      9,155
                                       ----------  ---------
Deferred Tax Liability...............       1,419         65
                                       ----------  ---------
Commitments and Contingencies
Stockholders' Equity
     Preferred stock, $.01 par value,
      5,000,000 shares authorized,
      none issued....................      --         --
     Common stock $.01 par value,
      105,000,000 shares authorized,
      15,441,887 and 2,299,311 shares
      outstanding, respectively......         154         22
     Additional paid-in capital......      73,900        (20)
     Retained earnings...............       3,452     10,107
                                       ----------  ---------
          Total stockholders'
             equity..................      77,506     10,109
                                       ----------  ---------
          Total liabilities and
             stockholders' equity....  $  139,844  $  19,329
                                       ==========  =========

   The accompanying notes are an integral part of these financial statements.

                         HOMEUSA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                            1997       1996       1995
                                          ---------  ---------  ---------
Revenue:
     Home sales.........................  $  62,636  $  50,864  $  55,615
     Other revenue......................      1,316        353        206
                                          ---------  ---------  ---------
          Total revenue.................     63,952     51,217     55,821
Cost of sales...........................     50,012     39,354     42,617
                                          ---------  ---------  ---------
Gross profit............................     13,940     11,863     13,204
Selling, general and administrative
  expenses..............................      9,565      9,344     10,131
                                          ---------  ---------  ---------
Income from operations..................      4,375      2,519      3,073
Other income (expense)
     Interest expense...................     (1,098)      (412)      (221)
     Other income, net..................        396        424        283
                                          ---------  ---------  ---------
Income before income taxes..............      3,673      2,531      3,135
Provision for income taxes..............        276        131        181
                                          ---------  ---------  ---------
Net income..............................  $   3,397  $   2,400  $   2,954
                                          =========  =========  =========
Earnings per share -- basic and
diluted.................................  $    0.91  $    1.04  $    1.28
Shares used in computing basic and
  diluted earnings per share............      3,740      2,299      2,299

   The accompanying notes are an integral part of these financial statements.

                         HOMEUSA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     ADDITIONAL
                                           COMMON     PAID-IN      RETAINED
                                           STOCK      CAPITAL      EARNINGS     TOTAL
                                           ------    ----------    --------    --------
Balance at December 31, 1994............   $  22     $     (20)    $  8,618    $  8,620
     S-Corporation distributions........    --          --             (815)       (815)
     Net income.........................    --          --            2,954       2,954
                                           ------    ----------    --------    --------
Balance at December 31, 1995............      22           (20)      10,757      10,759
     S-Corporation distributions........    --          --           (3,050)     (3,050)
     Net income.........................    --          --            2,400       2,400
                                           ------    ----------    --------    --------
Balance at December 31, 1996............      22           (20)      10,107      10,109
     Public offering, net of offering
       costs............................      50        31,132        --         31,182
     Purchase of Founding Companies.....      82        52,109        --         52,191
     S-Corporation distributions........    --          --          (10,052)    (10,052)
     Cash portion of merger
       consideration -- Universal.......    --          (9,321)       --         (9,321)
     Net income.........................    --          --            3,397       3,397
                                           ------    ----------    --------    --------
Balance at December 31, 1997............   $ 154      $ 73,900     $  3,452    $ 77,506
                                           ======    ==========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         HOMEUSA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 DECEMBER 31,
                                       --------------------------------
                                          1997       1996       1995
                                       ----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income......................  $    3,397  $   2,400  $   2,954
     Adjustments to reconcile net
       income to net cash provided by
       operating activities --
          Depreciation and
             amortization............         190         94         80
          Loss (gain) on sale of
             assets..................          18        (19)        (9)
          Deferred tax provision
             (benefit)...............         (29)        (7)         3
     Changes in assets and
       liabilities --
          Accounts receivable........       1,590        579       (318)
          Inventories................        (973)       679     (1,782)
          Other current assets.......        (610)        11        (16)
          Other noncurrent assets....        (369)         6         37
          Accounts payable and
             accrued expenses........       1,193       (544)       741
          Floor plan payable.........       2,800      6,016     (1,157)
                                       ----------  ---------  ---------
               Net cash provided by
                  operating
                  activities.........       7,207      9,215        533
                                       ----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for acquisitions, net
       of cash acquired..............      (9,811)    --         --
     Purchases of property and
       equipment.....................        (149)      (316)      (256)
     Proceeds from sale of
       equipment.....................          85         24         10
                                       ----------  ---------  ---------
               Net cash used in
                  investing
                  activities.........      (9,875)      (292)      (246)
                                       ----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock............      31,182     --              1
     Proceeds from (payments on)
       debt, net.....................        (414)        50        (30)
     Distributions to stockholders...     (19,373)    (3,050)      (815)
                                       ----------  ---------  ---------
               Net cash provided by
                  (used in) financing
                  activities.........      11,395     (3,000)      (844)
                                       ----------  ---------  ---------
Increase (Decrease) in Cash and Cash
  Equivalents........................       8,727      5,923       (557)
Cash and Cash Equivalents, Beginning
  of Year............................       8,031      2,108      2,665
                                       ----------  ---------  ---------
Cash and Cash Equivalents, End of
  Year...............................  $   16,758  $   8,031  $   2,108
                                       ==========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for --
          Interest...................  $      303  $     412  $     221
          Taxes......................         164        623        497

   The accompanying notes are an integral part of these financial statements.

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BASIS OF PRESENTATION

     HomeUSA, Inc., a Delaware corporation ("HomeUSA" or the "Company"), was founded in July 1996 to become a leading national retailer of manufactured homes and accessories. In November 1997, HomeUSA acquired, simultaneous with the closing of an initial public offering (the "IPO"), nine existing independent retailers of manufactured homes. Consideration for these businesses consisted of a combination of cash and common stock of HomeUSA, par value $.01 per share (the "Common Stock").

     For financial statement presentation purposes, Universal Housing Group ("Universal"), one of the Founding Companies, has been identified as the accounting acquiror. The acquisition of the remaining Founding Companies and HomeUSA were accounted for using the purchase method of accounting. The consolidated statements of operations reflect Universal for all periods presented and the Founding Companies and HomeUSA since November 30, 1997, the effective date used for accounting purposes. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

     The Company has an absence of a combined operating history and HomeUSA's future success is dependent upon a number of factors which include, among others, the ability to integrate operations, reliance on the identification and integration of satisfactory acquisition candidates, reliance on acquisition financing, the ability to manage growth, and attract and retain qualified management and sales personnel as well as the need for additional capital and the availability and cost of floor plan financing. Other factors include the availability of sites for manufactured homes, dependence on key manufacturers, availability of product, the availability of customer financing, risks associated with increased regulation and competition, and the cyclical nature of the manufactured housing industry.

     On February 17, 1998, the Company announced it had entered into a definitive agreement to be acquired by Fleetwood Enterprises, Inc. (See Note
15).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements reflect the Company on a historical basis with Universal as the accounting acquiror. All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORIES. Inventories are valued at the lower of cost or market using the specific identification method for new and pre-owned homes.

     PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the greater of the life of the lease or ten years.

     Expenditures for major additions or improvements which extend the useful lives of assets are capitalized. Minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in other income.

     REVENUE RECOGNITION. Home sales consist of new and pre-owned manufactured homes as well as retailer-installed options and setup and delivery. Retail home sales are recognized upon passage of title and, in the case of credit sales (which represent the majority of the Company's retail sales), upon the execution of the loan agreement and other required documentation and receipt of a designated minimum down payment. The Company also maintains pre-owned manufactured home inventory owned by third parties for

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
which the Company records a sales commission in other revenues when sold to customers. Home sales exclude any sales and use taxes collected.

     The Company receives an agent's commission on insurance policies issued by unrelated insurance companies. Insurance commissions are recognized in other revenue at the time the policies are written.

     The Company arranges financing for customers through various lending institutions for which the Company receives certain financing fees, which are recognized in other revenue along with the sale of the related home. Other revenue also includes repair and maintenance services.

     COST OF SALES. Cost of sales includes the cost of manufactured homes, less any manufacturers rebates realized, as well as the cost of retailer-installed options, set-up and delivery.

     INCOME TAXES. The Company files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to the respective date of acquisition. The stockholders of Universal elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Universal did not pay federal and certain state income taxes. Instead, Universal's stockholders paid income taxes on their proportionate shares of the Company's net earnings. Effective with the IPO, Universal's S Corporation status was terminated, and the Company is now subject to federal income taxes. The provision for income taxes in 1997 includes a charge of $40 representing the net deferred tax liability existing at the time of the conversion to a C Corporation. Acquired companies each file a "short period" federal income tax return through their respective acquisition date.

     GOODWILL. Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of the Founding Companies over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. As of December 31, 1997, accumulated amortization was approximately $166.

     The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist primarily of accounts receivable and floor plan payables. The carrying amount of these financial instruments approximates fair value due either to length of maturity or existence of variable interest rates that approximate market rates.

     CONCENTRATIONS OF CREDIT RISK. Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash deposits and accounts receivable. The Company maintains cash balances at financial institutions which may at times be in excess of federally insured levels. The Company has not incurred losses related to these balances to date.

     MAJOR SUPPLIERS. The Company purchases all of its homes from three primary suppliers at the prevailing prices charged by the manufacturers. The Company's sales volume could be adversely affected by the manufacturers' inability to supply the sales centers with an adequate supply of homes.

     The retail agreements between the sales center and the manufacturer contain certain provisions, including the minimum amount of homes to be purchased and displayed, guidelines for the display of model homes, installation and delivery guidelines and terms of reimbursement for warranty work performed by the retailer pursuant to the manufacturer's warranty. These agreements also provide for volume rebate incentive programs based on inventory purchases. Accordingly, inventory has been recorded net of volume rebates. Retail agreements may be terminated by the sales center with notice, or by the manufacturer for good cause, as defined in the agreement.

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     USE OF ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amounts of revenues and expenses recognized during the reporting periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

     STATEMENT OF CASH FLOWS. For purposes of the Statements of Cash Flows, the net change in floor plan financing of inventory is reflected as an operating activity.

     NEW ACCOUNTING PRONOUNCEMENTS. Effective January 1, 1998, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 130,
"Reporting Comprehensive Income." This statement requires the presentation of total non-owner changes in equity, including items not currently reflected in net income. Also effective January 1, 1998, the Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that segments of a business be disclosed in interim and annual financial statements. The Company is currently evaluating the effect, if any, these statements will have on the Company's financial presentation.

3.  BUSINESS COMBINATION AND UNAUDITED PRO FORMA INFORMATION

     The following unaudited pro forma information gives effect to the mergers by HomeUSA, of substantially all of the outstanding capital stock of Universal, CSF&T, Inc., d.b.a. AAA Homes ("AAA Homes"), McDonald Mobile Homes, Inc. ("McDonald"), Patrick Home Center, Inc. ("Patrick"), Mobile World, Inc.
("Mobile World"), First American Homes, Inc. ("First American"), Cooper's
Mobile Homes, Inc. ("Cooper"), Home Folks Housing Center, Inc. ("Home
Folks") and WillMax Homes of Colorado LLC ("Willmax") (together, the
"Founding Companies"). HomeUSA and the Founding Companies are hereinafter referred to as the Company. These mergers (the "Initial Acquisitions") occurred simultaneously with the closing of HomeUSA's IPO and were accounted for using the purchase method of accounting with Universal, one of the Founding Companies, as the accounting acquiror. The aggregate consideration paid by HomeUSA in the Initial Acquisitions consisted of $18.1 million in cash at the closing, $3.1 million paid subsequent to closing as a partial excess operating capital distribution (as defined) and 7,266,944 shares of Common Stock, including the 2,299,311 shares of Common Stock attributable to Universal. The Company has recorded in the consolidated financial statements at December 31, 1997, an additional $4.1 million which it expects to pay during 1998 to the stockholders of the Founding Companies representing excess operating capital (as defined) as of the date of the Initial Acquisitions. The unaudited pro forma information gives effect to the Initial Acquisitions and the IPO as if they had occurred on January 1, 1996. The unaudited pro forma statement of operations information also gives effect to the issuance of common stock in connection with the IPO and as partial consideration for the acquisitions to the sellers of the Founding Companies. The pro forma statement of operations information is based on the historical financial statements of the Founding Companies and is also based upon certain estimates and assumptions set forth below.

                                        YEAR ENDED DECEMBER
                                                31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
                                            (UNAUDITED)
Revenues.............................  $  205,113  $  202,693
Net income...........................       5,478       7,014
Earnings per share -- basic and
diluted..............................        0.39        0.50

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     Pro forma adjustments primarily relate to (i) contractual agreements entered into with suppliers, financing sources and previous owners of the Founding Companies as a result of the Initial Acquisitions with respect to combined manufacturers' rebates, floor plan financing interest costs, finance income and owners' compensation differential, (ii) amortization of goodwill recorded as a result of the Initial Acquisitions over a 40-year estimated life and (iii) adjustments to the federal and state income tax provisions based on the combined operations.

     The pro forma adjustments are based on estimates, available information and certain assumptions, and may be revised as additional information becomes available. The unaudited pro forma information presented herein does not purport to represent what the Company's results of operations would have actually been had such events occurred at the beginning of the periods presented, as assumed, or to project the Company's results of operations for any future period or the future results of the Founding Companies. Previously reported pro forma amounts for 1997 and 1996 have been revised based on additional information becoming available subsequent to the IPO.

4.  EARNINGS PER SHARE

     EARNINGS PER SHARE -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The Company adopted SFAS No. 128 for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Earnings per share -- Basic") and diluted earnings per share ("Earnings per share -- Diluted"). Earnings per share -- Basic excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per share -- Diluted is equal to Earnings per share -- Basic, since the issuance or conversion of additional common stock would have an anti-dilutive effect.

     The computation of earnings per share for the years ended December 31, 1996 and 1995 is based upon 2,299,311 shares issued to Universal in conjunction with the IPO. The computation of earnings per share for the year ended December 31, 1997 is based upon 3,739,593 weighted average shares outstanding which includes
(i) 2,299,311 shares issued to Universal in conjunction with the IPO, and (ii) the weighted average portion of the remaining shares from the effective date of the Initial Acquisitions and the IPO.

     The computation of unaudited pro forma earnings per share for the year ended December 31, 1997 is based upon (i) 10,441,887 shares issued to the Founding Companies, management and Notre Capital Ventures II, L.L.C., (ii) 2,591,129 of the 5,000,000 shares sold in the IPO necessary to pay the cash portion of the purchase price of the Founding Companies, (iii) 810,783 shares of the 5,000,000 sold in the IPO necessary to pay the expenses of the IPO and (iv) the weighted average of 1,598,088 shares of the 5,000,000 shares sold in the IPO outstanding from November 21, 1997.

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                         ESTIMATED         DECEMBER 31,
                                        USEFUL LIVES   --------------------
                                          IN YEARS       1997       1996
                                        ------------   ---------  ---------
Buildings............................      25          $   2,682  $     390
Leasehold improvements...............      10              2,415        283
Equipment............................      7               2,047        438
Furniture and fixtures...............      5               2,073        191
                                                       ---------  ---------
          Total......................                      9,217      1,302
Less accumulated depreciation and
amortization.........................                     (2,593)      (501)
                                                       ---------  ---------
Property and equipment, net..........                  $   6,624  $     801
                                                       =========  =========

6.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Accounts receivable consist of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Accounts receivable, trade...........  $   1,092  $  --
Due from manufacturers...............      3,138        325
Due from finance companies...........      2,567        954
Other................................        624        493
                                       ---------  ---------
                                       $   7,421  $   1,772
                                       =========  =========

     Inventories consist of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
New homes, net of volume rebates.....  $  41,217  $   7,902
Pre-owned homes......................      2,951        333
Parts, accessories and other.........      1,313        420
                                       ---------  ---------
                                       $  45,481  $   8,655
                                       =========  =========

     Accounts payable and accrued expenses consist of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Accounts payable, trade..............  $   3,512  $     983
Accrued compensation.................      1,492      1,019
Customer deposits....................        851        250
Other accrued expenses...............      3,261        124
                                       ---------  ---------
                                       $   9,116  $   2,376
                                       =========  =========

7.  FLOOR PLAN FINANCING AND CREDIT FACILITIES

     The Company has floor plan credit facilities with lending institutions to finance a major portion of its manufactured home inventory until such inventory is sold. Interest on amounts borrowed is paid monthly at varying rates from prime to 7.5% over prime (8.5 to 16.0 percent at December 31, 1997). The floor plan

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
payable is secured by substantially all of the Company's manufactured home inventory, the related furniture, fixtures and accessories and accounts receivable.

     Floor plan payables are due upon receipt of sale proceeds from the related inventory; however, the Company must make periodic payments when the related home remains in inventory beyond the length of time specified in the floor plan agreement. Generally, in the event the home remains in inventory 12 months after the date of purchase, the balance of the obligation related to the home will become payable over a specified term. In addition, the Company's floor plan agreements include subjective acceleration clauses which could result in the lines of credit being due on demand should the Company experience a material adverse change in its financial position as determined by the lender. The maximum amount available under the various floor plan credit facilities at December 31, 1997 was approximately $73.5 million. The largest floor plan balance outstanding during the twelve months ended December 31, 1997, was approximately $45 million. The average balance outstanding during the twelve months ended December 31, 1997 was approximately $10 million, with a weighted average interest rate of 10.6%.

     In January 1998, the Company began using two credit facilities (the "Facility") which provide up to $125 million of revolving credit facilities for floor plan financing at rates which vary from the prime rate to 1% below the prime rate. The Facility will require the Company to comply with various affirmative and negative covenants including, but not limited to (i) maintenance of certain financial ratios, (ii) a restriction on additional indebtedness and
(iii) restrictions on liens, guarantees, advances, dividends and business activities unrelated to its existing operations. Failure to comply with such covenants and restrictions would constitute an event of default under the Facility.

     In February 1998, the Company entered into a $25 million revolving credit agreement (the "Credit Facility") with a bank to fund working capital requirements and future acquisitions. The Credit Facility is secured by the capital stock of the Company's subsidiaries, and matures in February 2001. Interest is payable monthly on any outstanding balance and is based on either the bank's prime rate or a Eurodollar rate. A commitment fee of .50% is payable on the unused portion of the facility. The Credit Facility contains certain affirmative and negative covenants including, but not limited to, maintenance of certain financial ratios and minimum consolidated net worth. In addition, the Credit Facility requires the Company to seek the lenders approval regarding certain acquisitions. No borrowings have been made under the Credit Facility.

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8.  LONG-TERM DEBT

     At December 31, 1997, consolidated long-term debt has been classified as "Current maturities of long-term debt" on the Consolidated Balance Sheet as the Company intends to repay the entire balance during 1998 in advance of the scheduled repayment terms.

9.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Federal --
  Current............................  $     112  $       0  $      14
  Deferred...........................        (45)        (1)         1
                                       ---------  ---------  ---------
                                              67         (1)        15
                                       ---------  ---------  ---------
State --
  Current............................        193        124        164
  Deferred...........................         16          8          2
                                       ---------  ---------  ---------
                                             209        132        166
                                       ---------  ---------  ---------
          Total provision............  $     276  $     131  $     181
                                       =========  =========  =========

     The provision for income taxes differs from an amount computed at the statutory rates as follows:

                                                DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Federal income tax at statutory
rates................................  $   1,286  $     886  $   1,097
State income taxes, net of federal
benefit..............................        208        132        166
Non-deductible expenses..............         59     --         --
Effect of S Corporation income.......     (1,317)      (887)    (1,082)
Conversion of S Corporation to C
Corporation..........................         40     --         --
                                       ---------  ---------  ---------
                                       $     276  $     131  $     181
                                       =========  =========  =========

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     The significant items giving rise to the deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Deferred tax assets --
  Accrued expenses...................  $      27  $      11
  Allowance for doubtful accounts....         26     --
  State taxes........................         35     --
                                       ---------  ---------
          Total deferred tax
          assets.....................         88         11
                                       ---------  ---------
Deferred tax liabilities --
  Bases differences in property and
     equipment.......................       (598)       (11)
  Other..............................       (922)       (65)
                                       ---------  ---------
          Total deferred tax
          liabilities................     (1,520)       (76)
Valuation allowance..................        (72)    --
                                       ---------  ---------
Net deferred tax liability...........  $  (1,504) $     (65)
                                       =========  =========

10.  STOCKHOLDERS' EQUITY

  GENERAL

     The authorized capital stock of the Company consists of 110,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock, 5,000,000 shares of restricted common stock (the "Restricted Common Stock") and 5,000,000 shares of Preferred Stock (the "Preferred Stock"). At December 31, 1997, the Company has outstanding 15,441,887 shares of Common Stock, including 1,718,823 shares of Restricted Common Stock and no shares of Preferred Stock.

  RESTRICTED COMMON STOCK

     Each share of Restricted Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holder (as defined), (ii) in the event any person acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock. The 1,718,823 shares of Restricted Common Stock have been converted to Common Stock as a result of the Fleetwood Merger Agreement.

  PREFERRED STOCK

     The Preferred Stock may be issued from time to time by the Board of Directors in one or more series. Subject to the provisions of the Company's Certificate of Incorporation and limitations prescribed by law, the Board of Directors is expressly authorized to adopt resolutions to issue the shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the Preferred Stock, in each case without any further action or vote by the stockholders. The Company has no current plans to issue any shares of Preferred Stock.

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

11.  STOCK OPTIONS

  1997 LONG-TERM INCENTIVE PLAN

     No stock options were granted to, exercised by or held by any executive officer in 1996. In July 1997, the HomeUSA Board of Directors and stockholders approved the 1997 Long-Term Incentive Plan (the "LTIP"). The purpose of the LTIP is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in the Company. Individual awards under the LTIP may take the form of one or more of: (i) either incentive stock options or non-qualified stock options ("NQSOs"), (ii) stock appreciation rights; (iii) restricted or deferred stock, (iv) dividend equivalents and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the Common Stock.

     The Compensation Committee will administer the LTIP and select the individuals who will receive awards and establish the terms and conditions of those awards. The maximum number of shares of Common Stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed the greater of 2,000,000 shares or 15% of the aggregate number of shares of Common Stock outstanding. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

     At the closing of the IPO, NQSOs to purchase a total of 650,000 shares of Common Stock were granted to members of management and 956,563 shares were granted to certain employees of the Founding Companies. In addition, options to purchase 80,000 shares were subsequently granted to employees of HomeUSA. Each of the foregoing options have an exercise price of $8.00 per share. These options will vest at the rate of 20% per year, commencing on the first anniversary of the date of grant, and will expire at the earlier of ten years from the date of grant or three months following termination of employment.

     The Company's LTIP provides for the granting or awarding of stock options and stock appreciation rights to non-employee directors, officers and other key employees. The Company accounts for this LTIP under APB Opinion No. 25, and no compensation expense has been recognized. The number of shares authorized and reserved for issuance under the LTIP is limited to the greater of 2,000,000 shares or 15 percent of the number of shares of Common Stock outstanding on the last day of the preceding calendar quarter (2,000,000 shares at December 31, 1997). As of December 31, 1997, the Company has granted 10 year options covering an aggregate of 1,606,563 shares of Common Stock.

The following table summarizes activity under the LTIP for the year ended December 31, 1997:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                         EXERCISE    EXERCISE
                                             SHARES       PRICE        PRICE
                                           ----------    --------    ---------
Outstanding at December 31, 1996........       --          --          --
     Granted............................    1,606,563     $ 8.00       $8.00
     Exercised..........................       --          --          --
     Forfeited and canceled.............       --          --          --
Outstanding at December 31, 1997........    1,606,563                  $8.00
Weighted average fair value of options
  granted during 1997...................        $5.36
Weighted average remaining contractual
  life..................................   9.92 years

     At December 31, 1997, no options were exercisable. Unexercised options expire on November 19, 2007.

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     If the Company had recorded compensation cost for the LTIP consistent with SFAS No. 123, net income and earnings per share would have been decreased by the following pro forma amounts (in thousands, except per share data):

                                              YEAR ENDED
                                           DECEMBER 31, 1997
                                           -----------------
Net Income:
     As Reported........................        $ 3,397
     Pro Forma..........................        $ 3,342
Earnings Per Share -- basic and diluted:
     As Reported........................        $  0.91
     Pro Forma..........................        $  0.89

     The pro forma compensation cost may not be representative of that to be expected in future years because options vest over several years and addditional awards may be made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 48.03%; risk-free interest rate of 5.87%; and expected lives of 10 years.

  1997 NON-EMPLOYEE DIRECTORS' STOCK PLAN

     The Company's 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which was adopted by the Board of Directors and approved by the stockholders in July 1997, provides for (i) the automatic grant to each of the four non-employee directors serving at the consummation of the IPO of an option to purchase 10,000 shares, (ii) the automatic grant to each other non-employee director of an option to purchase 10,000 shares upon such person's initial election as a director, and (iii) an automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders thereafter at which such director is re-elected or remains as a director, unless such annual meeting is held within three months of such person's initial election as a director. All options have an exercise price per share equal to the fair market value of the Common Stock on the date of grant and are immediately vested and expire on the earlier of ten years from the date of grant or one year after termination of service as a director. The Directors' Plan also permits non-employee directors to elect to receive, in lieu of cash directors' fees, shares or credits representing "deferred shares" at future settlement dates, as selected by the director. The number of shares or deferred shares received will equal the number of shares of Common Stock which, at the date the fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees.

12.  RELATED PARTY TRANSACTIONS

     The company leases facilities from certain of its stockholders under operating leases. The rent paid under these related-party leases was approximately $207, $113, and $77 for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Company conducts business with companies owned or controlled by directors of the Company or parties related to the directors. The companies provide delivery and installation services, construction services, and office supplies. For these services, the Company paid $56 for the year ended December 31, 1997, and none for the years ended December 31, 1996 and 1995.

     Related party receivables primarily represent amounts owed to the Company by directors, founders, or parties related to them, relating to amounts previously loaned by the Company to those parties.

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     Related party payables at December 31, 1997 include $4,136 owed to founders relating to additional consideration for the purchase of the Founding Companies. The remainder represents amounts owed to founders or parties related to them for amounts previously loaned to the Company by those parties.

     Certain stockholders of HomeUSA, Inc. own interests in real estate operations which, from time to time, sell land to customers of the Company.

13.  EMPLOYEE BENEFIT PLANS

     Certain of the Founding Companies have 401(k) retirement and profit sharing plans which cover employees meeting certain service requirements. The Company contributed $10 for the year ended December 31, 1997, and none for the years ended December 31, 1996 and 1995, respectively.

14.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     The Company leases various facilities and equipment under operating lease agreements, including leases with related parties. These leases are noncancelable and expire on various dates through 2007. The lease agreements are subject to renewal under essentially the same terms and conditions as the original leases.

     Future minimum lease payments for operating leases as of December 31, 1997 are as follows:

Year ending December 31 --
     1998...............................  $   1,689
     1999...............................      1,355
     2000...............................        882
     2001...............................        707
     2002...............................        585
     Thereafter.........................      1,510
                                          ---------
          Total.........................  $   6,728
                                          =========

     Total rent expense under all operating leases, including operating leases with related parties, was approximately $529, $381, and $353 for the years ended December 31, 1997, 1996, and 1995, respectively.

  RECOURSE FINANCING

     In connection with home sales, the Company may guarantee certain amounts due to lending institutions from the Company's customers. In the event of default by the customer, the outstanding balance would be owed by the Company to the lending institution. These amounts are collateralized by the related homes. As of December 31, 1997 and 1996, amounts guaranteed were $445 and none, respectively. A reserve of $34 has been included in the Consolidated Balance Sheet at December 31, 1997.

  INSURANCE

     The Company carries a standard range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and excess liability coverage. The Company has not incurred significant claims or losses on any of its insurance policies.

  LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

                                 HOMEUSA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

15.  SUBSEQUENT EVENTS

     On February 17, 1998 the Company announced that it had entered into a definitive agreement to be acquired by Fleetwood Enterprises, Inc., (the "Fleetwood Merger") a leading manufacturer of manufactured homes. Under the agreement, each share of HomeUSA common stock will be converted into the right to receive $10.25 per share, payable at the election of the holder in cash or Fleetwood common stock, for an aggregate purchase price of approximately $162 million. The Fleetwood stock will be valued at an average price prior to the closing and the aggregate cash payment by Fleetwood will not exceed 49% of the total purchase price. The acquisition is expected to close in June 1998, subject to certain conditions including approval by the holders of a majority of the outstanding shares of common stock of HomeUSA. Fleetwood and HomeUSA have agreed in principle that HomeUSA will develop and construct, on a fee basis, new retail outlets for Fleetwood in the period preceding the closing.

     Promptly after the Company publicly announced its proposed merger with Fleetwood a complaint (the "Complaint") was filed against the Company, the members of its Board of Directors, and Fleetwood in a Delaware Court of Chancery in New Castle County. The Complaint was purportedly filed on behalf of a stockholder of the Company, individually and as a representative of a class of holders of the Company's Common Stock. The suit seeks certification as a class action. The Complaint alleges, among other things, that by entering into the Fleetwood Merger Agreement, the Company and the members of its Board of Directors did not act reasonably and in compliance with their fiduciary duties to the Company's stockholders. The Complaint seeks to enjoin the proposed Fleetwood Merger and seeks rescissory and/or compensatory damages, attorneys' fees and other relief.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information concerning the Company's directors and executive officers.

             NAME                AGE                   POSITION
------------------------------   --- -------------------------------------------
Cary N. Vollintine............   55  Chairman of the Board, Chief Executive
                                     Officer and President
Michael F. Loy................   52  Senior Vice President, Chief Financial
                                     Officer and Director
Frank W. Montfort.............   48  Senior Vice President of Market Development
Philip deMena.................   58  Senior Vice President of Real Estate and
                                     Construction
Don A. Palmour................   43  Vice President and Chief Technology Officer
Philip E. Campbell............   36  Vice President and Controller
Donald D. Moseley.............   53  Vice President of Financial Services
Larry T. Shaffer..............   57  President of Universal, Director
Gary W. Fordham...............   43  President of AAA Homes, Director
David E. Thompson.............   45  Chief Operating Officer of AAA Homes,
                                     Director
Frank C. McDonald.............   47  President of McDonald, Director
Harold K. Patrick.............   59  President of Patrick, Director
Stanley Poisso................   68  President of Mobile World, Director
Randle C. Cooper..............   38  President of Cooper, Director
Steven S. Harter..............   35  Director
Thomas N. Amonett.............   54  Director
James J. Blosser..............   60  Director
Stephen F. Smith..............   56  Director
Richard Berry.................   56  President of Home Folks
Joseph R. Copeland............   47  President of First American

     Cary N. Vollintine has served as Chairman of the Board, Chief Executive Officer, President and Director of the Company since January 1997 and has been involved in the organization of the Company, the acquisition of the Founding Companies and the IPO. From March 1989 until January 1995, Mr. Vollintine held various positions with Blockbuster Entertainment Corp. ("Blockbuster") including Assistant to the Vice-Chairman, Managing Director of Integration-Europe and Corporate Controller. Prior to its acquisition by Viacom, Inc. in 1995, Blockbuster was a publicly-traded company in the video rental and related businesses. Prior to that, Mr. Vollintine spent 22 years in various positions at Arthur Andersen LLP, including Partner-in-Charge of Mergers and Acquisitions -- Southwest United States and Partner-in-Charge of the Fort Worth, Texas office.

     Michael F. Loy has served as Senior Vice President and Chief Financial Officer and a Director of the Company since May 1997. From 1992 through 1996, Mr. Loy was Vice President of Finance, Chief Financial Officer and Secretary of Proler International Corp., a publicly-traded metals recycling company, which was acquired in December 1996. From 1990 to 1992, Mr. Loy served as President of MFL Consulting Group, Inc., a private financial consulting firm. Prior to that, Mr. Loy held the positions of Vice President, Chief Financial Officer and Director of Cabot Energy Corp., a holding company for Cabot Corp.'s energy operations, Senior Vice President of Finance and Chief Financial Officer of MCO Resources, Inc., a publicly-traded energy company, and was an Audit Partner with Arthur Andersen LLP.

     Frank W. Montfort has served as Senior Vice President of Market Development of the Company since April 1997. From 1995 until 1997, Mr. Montfort was a consultant to a publicly-traded consolidator in the heating, ventilation and air conditioning business. From 1992 until 1995, Mr. Montfort served as Regional Vice President of American Ecology Corp., a publicly-traded waste services company. Prior to that, Mr. Montfort held various executive positions with Browning-Ferris Industries, Inc. and Holiday Inns, Inc.

     Philip deMena has served as Senior Vice President of Real Estate and Construction of the Company since May 1997. From 1995 until 1997, Mr. deMena was Senior Vice President of Development for Papa

John's U.S.A., Inc., a publicly-traded restaurant company. From 1994 to 1995, Mr. deMena served as Senior Vice President of Development for Kenny Rogers Roasters, Inc. a restaurant company. From 1988 through 1993, Mr. deMena held various positions with Blockbuster, including Vice President -- Real Estate and Construction. Prior to that, Mr. deMena held various real estate development positions with Kentucky Fried Chicken, a unit of Pepsico, Inc., Burger Chef System, Inc., and British Petroleum Oil Corporation.

     Don A. Palmour has served as Vice President and Chief Technology Officer of the Company since August 1997. From September 1991 until August 1997, Mr. Palmour was a director of BSG Alliance/IT, Inc., a national systems integration consulting company. Prior to that, he specialized in systems integration for Price Waterhouse Consulting and Andersen Consulting.

     Philip E. Campbell has served as Vice President and Controller of the Company since May 1997. From 1990 until 1997, Mr. Campbell was Vice President and Chief Financial Officer of Deck The Walls, Inc., an art and framing retail store chain. Prior to that, Mr. Campbell was an Audit Manager with Arthur Andersen LLP.

     Donald D. Moseley has served as Vice President of Financial Services of the Company since August 1997. From 1993 until 1997, Mr. Moseley was the Executive Vice President and Chief Financial Officer of Mortgage Quote Service, Inc., a developer and marketer of computer software systems for the real estate and mortgage banking industries. From 1991 until 1993, Mr. Moseley was Executive Vice President and Chief Financial Officer of Wedge Energy Group, Inc., an international oil field service and manufacturing company. Prior to that, he held various positions with Western Industrial Gas Co., Kelso-Lambert Royalty Company and Arthur Andersen LLP.

     Larry T. Shaffer has been a director of the Company since November 1997. He has been President of Universal since 1977 and will continue in that capacity.

     Gary W. Fordham has been a director of the Company since November 1997. He has been President of AAA Homes since 1988 and will continue in that capacity. Mr. Fordham was President of the Mississippi Manufactured Housing Association in 1991 and 1992 and has served on its Board of Directors since 1988. Mr. Fordham was a founder of AAA Homes in 1987. Mr. Fordham was appointed in 1995 to the Board of Directors of the Mississippi Home Corporation, the housing agency for the State of Mississippi.

     David E. Thompson has been a director of the Company since November 1997. He has been Chief Operating Officer of AAA Homes since January 1988 and will continue in that capacity. Mr. Thompson was a founder of AAA Homes in 1987. In Mississippi, Mr. Thompson served as President of the Mississippi Manufactured Housing Association in 1994, Vice-President in 1993 and a director from 1993 to 1995.

     Frank C. McDonald has been a director of the Company since November 1997. Mr. McDonald founded McDonald in 1987. He has served as the President and Chairman of the Board of McDonald since that time and will continue as President of McDonald. He is currently a member of the Board of Directors, the Executive Committee and is Chairman of the Federated States Division of the Manufactured Housing Institute (the manufactured housing industry's national trade association); a member and past President of the Manufactured Housing Association of Oklahoma; and a Commissioner of the agency that regulates manufactured housing in Oklahoma.

     Harold K. Patrick has been a director of the Company since November 1997. He founded Patrick in 1966. He has served as President of Patrick since that time and will continue in that capacity. He is past President of and currently a director of the Mississippi Manufactured Housing Association and a past Director of the Southeastern Manufactured Housing Institute.

     Stanley Poisso has been a director of the Company since November 1997. He has been President of Mobile World, Inc. since 1992 and President of Showcase of Homes, Inc. since 1996 and will continue in those capacities. From 1988 to 1994, Mr. Poisso was President of South Fort Homes. Prior to that, he was President of Sam L. Ives Mobile Home Sales, Inc.

     Randle C. Cooper has been a director of the Company since November 1997. He has been President of Cooper since 1981, and will continue in that capacity. He is currently a member of the Washington Manufactured Housing Association and the North Central Washington Homebuilders Association.

     Steven S. Harter has been a director of the Company since July 1996. Mr. Harter is the President of Notre. Prior to becoming the President of Notre, Mr. Harter was Senior Vice President of Notre Capital Ventures, Ltd. From 1989 to 1993, Mr. Harter was Director of Mergers and Acquisitions for Allwaste, Inc., a publicly-traded environmental services company. From 1984 to 1989, Mr. Harter was a certified public accountant with Arthur Andersen LLP. Mr. Harter also serves as a director of Coach USA, Inc., Comfort Systems USA, Inc. and Metals USA, Inc.

     Thomas N. Amonett has been a director of the Company since November 1997. In November 1997, Mr. Amonett became the President and Chief Executive Officer of American Residential Services, Inc., a publicly-traded provider of residential heating, air conditioning, plumbing and similar services. Prior to that, Mr. Amonett served as interim President and Chief Executive Officer of Weatherford Enterra, Inc., a publicly-held diversified international energy service and manufacturing company, from 1996 to 1997. From 1992 to 1996, he served as Chairman of the Board and President of Reunion Resources Company, previously known as Buttes Gas and Oil Company and now is known as Reunion Industries, Inc., a publicly-traded company currently engaged in the manufacture of plastic products. Prior to that time, Mr. Amonett served as Chairman of Weatherford International Incorporated (presently, Weatherford Enterra, Inc.) and President of Houston Oil Fields Co., and was Of Counsel with Fulbright & Jaworski, an international law firm. Mr. Amonett also serves as a director of Weatherford Enterra, Inc., Reunion Industries, Inc., PetroCorp, Inc., ITEQ, Inc. and American Residential Services, Inc.

     James J. Blosser has been a director of the Company since November 1997. Since 1995, Mr. Blosser has been the Executive Vice President of Huizenga Holdings, a private investment company. From 1994 until 1995, Mr. Blosser was the President of the Blockbuster Park Division of Blockbuster. From 1990 to 1994, Mr. Blosser was the General Counsel of Huizenga Holdings. Prior to 1990, Mr. Blosser was engaged in the private practice of law.

     Stephen F. Smith has been a director of the Company since November 1997. Mr Smith was a co-founder in 1996 of Energy Consolidation, Inc., a company engaged in the acquisition of oil and gas service companies, and has served as its President since inception. Mr. Smith is also the co-founder of The Abbey Group, a consolidator of event production and party equipment rental companies. From 1980 to 1996, Mr. Smith was a co-founder, Executive Vice President and Chief Operating Officer of Sandefer Oil & Gas, Inc., an independent oil and gas exploration and production company. Prior to 1980, Mr. Smith was an Audit Partner with Arthur Andersen LLP.

     Richard Berry founded Home Folks in October 1968. He has served as President of Home Folks since its inception and will continue in that capacity. Mr. Berry has served as a director of the Kentucky Manufactured Housing Institute at various times since 1969 and served two terms as its President. He was a member of the Manufactured Housing Institute from 1991 to 1996.

     Joseph R. Copeland founded First American Homes in August 1981. He has served as President of First American since its inception and will continue in that capacity. Mr. Copeland is currently Chairman of the Alabama Manufactured Housing Commission and is a member and past director of the Alabama Manufactured Housing Institute.

     Each of Messrs. Vollintine, Loy, Montfort, deMena, Palmour, Campbell, and Moseley has executed a three-year employment agreement with HomeUSA. All officers serve at the discretion of the Board of Directors.

     The Board of Directors is divided into three classes of five, four and four directors, respectively, with directors serving staggered three-year terms, expiring at the annual meeting of stockholders in 1998, 1999 and 2000, respectively. At each annual meeting of stockholders, one class of directors will be elected for a full term of three years to succeed that class of directors whose terms are expiring. The Company's

Certificate of Incorporation permits the holders of the Restricted Common Stock to elect one director. Mr. Harter is the director elected by the holders of the Restricted Common Stock.

     The directors serving in Class I are Messrs. Blosser, Loy, McDonald, Poisso, and Thompson. The directors serving in Class II are Messrs. Amonett, Fordham, Harter, and Smith. The directors serving in Class III are Messrs. Cooper, Patrick, Shaffer, and Vollintine.

     The Board of Directors has established an Audit Committee, a Compensation Committee, an Executive Committee, and a Nominating Committee. The members of the Audit and Compensation Committees are Messrs. Amonett, Blosser, and Smith. The members of the Executive Committee are Messrs. Harter, Shaffer, and Vollintine. The members of the Nominating Committee are Messrs. Blosser, Harter, and Shaffer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons holding more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") and any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted (i) initial reports of ownership, (ii) reports of changes in ownership and (iii) annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers and ten-percent stockholders are also required to furnish the Company with copies of all such filed reports.

     Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 1997, the Company believes that all Section 16(a) reporting requirements related to the Company's directors and executive officers were timely fulfilled during 1997, with the exception of Messrs. Blosser and Smith, who each, on one occasion, failed to file a Form 4 on a timely basis for two transactions involving a total of 10,000 shares.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes certain information regarding compensation paid or accrued by the Company since the IPO to the Chief Executive Officer and each of the Company's four other most highly compensated executive officers (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                  --------------------------------   --------------------------
                                                                     OTHER ANNUAL     RESTRICTED     NUMBER OF      ALL OTHER
                                                  SALARY    BONUS    COMPENSATION    STOCK AWARDS     OPTIONS      COMPENSATION
     NAME AND PRINCIPAL POSITION         YEAR     ($)(1)     ($)        ($)(2)            ($)         GRANTED          ($)
-------------------------------------  ---------  -------   ------   -------------   -------------   ----------   --------------
Cary N. Vollintine...................    1997      16,667     --         --              --           200,000           --
  President, Chairman and
  Chief Executive Officer
Michael F. Loy.......................    1997      16,667     --         --              --           100,000           --
  Senior Vice President and
  Chief Financial Officer
Frank W. Montfort....................    1997      16,667     --         --              --           100,000           --
  Senior Vice President
  of Market Development
Philip deMena........................    1997      16,667     --         --              --           100,000           --
  Senior Vice President of
  Real Estate and Construction
Don A. Palmour.......................    1997      13,889     --         --              --            50,000           --
  Vice President and
  Chief Technology Officer

                                                   (FOOTNOTES ON FOLLOWING PAGE)

------------
(1) Represents less than one full year's compensation; pursuant to agreement between the officer and the Company, no compensation was paid to such officer until November 21, 1997, the date on which the registration statement with respect to the Company's initial public offering became effective.

(2) No Named Officer had "Perquisites and Other Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.

OPTION GRANTS DURING 1997

     The following table sets forth certain information concerning options to purchase Common Stock granted in 1997 to the five individuals named in the Summary Compensation Table.

                                       INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------
                                                      % OF TOTAL
                                                        OPTIONS
                                        NUMBER OF     GRANTED TO      PER SHARE                    GRANT DATE
                                         OPTIONS       EMPLOYEES      EXERCISE      EXPIRATION       PRESENT
                NAME                    GRANTED(1)      IN 1997       PRICE(2)        DATE(3)       VALUE(4)
-------------------------------------   ----------    -----------    -----------    -----------    -----------
C. Vollintine........................     200,000         12.4%         $8.00         11/19/07       $  5.36
M. Loy...............................     100,000          6.2%         $8.00         11/19/07       $  5.36
F. Montfort..........................     100,000          6.2%         $8.00         11/19/07       $  5.36
P. deMena............................     100,000          6.2%         $8.00         11/19/07       $  5.36
D. Palmour...........................      50,000          3.1%         $8.00         11/19/07       $  5.36

------------

(1) All options granted and reported in this table vest at the rate of 20% per year, commencing on the first anniversary of the IPO and are accelerated upon death, retirement, disability or a change of control as defined in the Company's 1997 Long-Term Incentive Plan.

(2) Exercise price is equal to the IPO price per share.

(3) Each option will expire at the earlier of ten years from the date of grant or three months following termination of employment.

(4) Black-Scholes option pricing method has been used to calculate present value as of date of grant, November 21, 1997. The present value as of the date of grant, calculated using Black-Scholes method, is based on assumptions about future interest rates, stock volatility and dividend yield. There is no assurance that these assumptions will prove to be true in the future. The actual value, if any, that may be realized by each individual will depend on the market price of Common Stock on the date of exercise.

AGGREGATED OPTION/SAR EXERCISES DURING 1997 AND OPTION/SAR
  VALUES AT DECEMBER 31, 1997

     The following table sets forth information with respect to the Named Officers concerning the exercise of options under the Company's plan during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                                                                                                      VALUE OF UNEXERCISED
                                                                     NUMBER OF UNEXERCISED                IN-THE-MONEY
                                           SHARES                       OPTIONS/SARS AT                  OPTIONS/SARS AT
                                          ACQUIRED     VALUE           DECEMBER 31, 1997              DECEMBER 31, 1997(1)
                                             ON       REALIZED    ----------------------------    -----------------------------
                  NAME                    EXERCISE       $        EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----------------------------------------  --------    --------    -----------    -------------    ------------    -------------
C. Vollintine...........................     --        $--           --             200,000          $--             $68,800
M. Loy..................................     --        $--           --             100,000          $--             $34,400
F. Montfort.............................     --        $--           --             100,000          $--             $34,400
P. deMena...............................     --        $--           --             100,000          $--             $34,400
D. Palmour..............................     --        $--           --              50,000          $--             $17,200

------------
(1) The value is calculated based on the aggregate amount of the excess of $8.344 (the average of the high and low prices of Common Stock as reported in the New York Stock Exchange Composite Transactions report for December 31, 1997) over the relevant exercise price.

  1997 LONG-TERM INCENTIVE PLAN

     No stock options were granted to, exercised by or held by any executive officer in 1996. In July 1997, the Board of Directors and the Company's stockholders approved the Company's 1997 Long-Term Incentive Plan (the
"LTIP"). The purpose of the LTIP is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in the Company. Individual awards under the LTIP may take the form of one or more of: (i) either incentive stock options or non-qualified stock options ("NQSOs"), (ii) stock appreciation rights; (iii) restricted or deferred stock, (iv) dividend equivalents and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the Common Stock.

     The Compensation Committee will administer the LTIP and select the individuals who will receive awards and establish the terms and conditions of those awards. The maximum number of shares of Common Stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed the greater of 2,000,000 shares or 15% of the aggregate number of shares of Common Stock outstanding. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

     The LTIP will remain in effect until terminated by the Board of Directors. The LTIP may be amended by the Board of Directors without the consent of the stockholders of the Company, except that any amendment, although effective when made, will be subject to stockholder approval if required by any federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted.

     At the closing of the IPO, NQSOs to purchase a total of 650,000 shares of Common Stock were granted to members of management. In addition, at the consummation of the IPO, options to purchase 956,563 shares were granted to certain employees of the Founding Companies and 80,000 shares were subsequently granted to employees of HomeUSA. Each of the foregoing options have an exercise price of $8.00 per share. These options will vest at the rate of 20% per year, commencing on the first anniversary of the date of grant, and will expire at the earlier of ten years from the date of grant or three months following termination of employment.

  1997 NON-EMPLOYEE DIRECTORS' STOCK PLAN

     The Company's 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which was adopted by the Board of Directors and approved by the Company's stockholders in July 1997, provides for (i) the automatic grant to each non-employee director serving at the consummation of the IPO of an option to purchase 10,000 shares, (ii) the automatic grant to each other non-employee director of an option to purchase 10,000 shares upon such person's initial election as a director, and (iii) an automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders thereafter at which such director is re-elected or remains as a director, unless such annual meeting is held within three months of such person's initial election as a director. All options have an exercise price per share equal to the fair market value of the Common Stock on the date of grant and are immediately vested and expire on the earlier of ten years from the date of grant or one year after termination of service as a director. The Directors' Plan also permits non-employee directors to elect to receive, in lieu of cash directors' fees, shares or credits representing "deferred shares" at future settlement dates, as selected by the director. The number of shares or deferred shares received will equal the number of shares of Common Stock which, at the date the fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees.

DIRECTORS COMPENSATION

     Directors who are also employees of the Company or one of its subsidiaries will not receive additional compensation for serving as directors. Each director who is not an employee of the Company or one of its subsidiaries will receive a fee of $2,000 for attendance at each Board of Directors' meeting and $1,000 for each committee meeting (unless held on the same day as a Board of Directors' meeting). In addition, under the Company's 1997 Non-Employee Directors' Stock Plan, each non-employee director will automatically be granted an option to acquire 10,000 shares of Common Stock upon such person's initial election as a director, and an annual option to acquire 5,000 shares at each annual meeting of the Company's stockholders thereafter at which such director is re-elected or remains as a director, unless such annual meeting is held within three months of such person's initial election as a director. Each non-employee director also may elect to receive shares of Common Stock or credits representing "deferred shares" in lieu of cash directors' fees. See "-- 1997 Non-Employee Directors' Stock Plan." Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof.

EMPLOYMENT CONTRACTS

     Each of Messrs. Vollintine, Loy, Montfort and deMena has entered into an employment agreement with the Company providing for an annual base salary of $150,000. Each of Messrs. Palmour, Campbell, and Moseley has entered into an employment agreement with the Company providing for an annual base salary of $125,000, $75,000, and $100,000, respectively. Each employment agreement is for a term of three years, and unless terminated or not renewed by the Company or not renewed by the emloyee, the term will continue thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal.

     Each of Messrs. McDonald, Patrick, Shaffer, Fordham, Thompson, Cooper, Poisso, Berry and Copeland has entered into an employment agreement with his Founding Company providing for an annual base salary of $150,000. Each employment agreement is for a term of five years, and unless terminated or not renewed by the Founding Company or not renewed by the employee, the term will continue thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company effected the IPO on November 21, 1997. Although the Board of Directors has formed a Compensation Committee consisting of Messrs. Amonett, Blosser and Smith, the Compensation Committee did not meet during 1997. The amount and form of compensation payable to the Chief Executive Officer and the other Named Officers of the Company during 1997 were established by precedents set in prior transactions sponsored by Notre. Mr. Harter is the President of Notre.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     As discussed above, the Compensation Committee did not meet during 1997. In connection with the IPO, the Company entered into employment agreements with all of the seven senior members of the management team. Each of Messrs. Vollintine, Loy, Montfort and deMena has entered into an employment agreement with the Company providing for an annual base salary of $150,000. Each of Messrs. Palmour, Campbell, and Moseley has entered into an employment agreement with the Company providing for an annual base salary of $125,000, $75,000, and $100,000, respectively. The employment agreements also provide for the payment of performance bonuses as from time to time determined by the Board. In 1997 there were no bonuses paid to the executive officers of the Company.

     In July 1997, the Board of Directors and the Company's stockholders approved the Company's 1997 Long-Term Incentive Plan (the "LTIP"). The purpose of the LTIP is to provide senior management as well as other executive officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in the Company. Individual awards under the LTIP may take the form of one or more of: (i) either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"); (ii) stock appreciation rights ("SARs"); (iii) restricted or deferred stock; (iv) dividend equivalents; and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the Common Stock.

     Pursuant to the LTIP, the Company issued options covering an aggregate of 200,000 shares to Mr. Vollintine, 100,000 shares to Mr. Loy, 100,000 shares to Mr. Monfort, 100,000 shares to Mr. deMena, 50,000 shares to Mr. Palmour, 50,000 shares to Mr. Campbell and 50,000 shares to Mr. Moseley.

     This report is furnished by the Compensation Committee of the Board of Directors.
                                          James J. Blosser: Chairman
                                          Thomas N. Amonett
                                          Stephen F. Smith

SHARE INVESTMENT PERFORMANCE

     The following graph reflects a comparison of the cumulative total return (change in stock price plus reinvested dividends) of the Company's Common Stock from November 24, 1997, through February 28, 1998, with a peer group of companies in the manufactured housing industry and the S&P 500 for the same period. The companies in the peer group include: Cavalier Homes, Inc., Champion Enterprises, Inc., Clayton Homes, Inc., Fleetwood Enterprises, Inc., Liberty Homes, Inc., Oakwood Homes Corp., Palm Harbor Homes, Inc., and Skyline Corp. The data presented assumes a hypothetical investment of $100 in the Company's stock and in the underlying stocks of the peer group and the index as of November 24, 1997, and that all dividends were reinvested.

                 COMPARISON OF 3 MONTH CUMULATIVE TOTAL RETURN
           AMONG HOMEUSA, INC., THE S & P 500 INDEX AND A PEER GROUP

                 [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                            11/24/97  11/97  12/97  1/98  2/98
             HomeUSA, Inc.    100      102    103   102   123
             Peer Group       100      104    114   114   131
             S & P 500        100       99    101   101   109

        ASSUMES $100 INVESTED ON NOVEMBER 24, 1997, DIVIDENDS REINVESTED
                        PERIOD ENDING FEBRUARY 28, 1998

     There can be no assurance that the Company's share performance will continue into the future with the same or similar trends depicted in the graph above. The Company will not make or endorse any predictions as to future share performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock, as of March 20, 1998 by (i) each person known to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each Company director ("named directors"); (iii) each named executive officer; and (iv) all executive officers, directors and named directors as a group. All persons listed have an address c/o the Company's principal executive offices and have sole voting and investment power with respect to their shares unless otherwise indicated. See Item 1. Business -- "Recent Developments -- Merger Agreement with Fleetwood Enterprises" since this arrangement may at a subsequent date result in a change of control of the Company.

                                        SHARES BENEFICIALLY
                                               OWNED
                                       ---------------------
                                         NUMBER      PERCENT
                                       -----------   -------
Notre Capital Ventures II, L.L.C. ...    1,843,823     11.9%
Steven S. Harter (1).................    1,853,823     12.0
Cary N. Vollintine (2)...............      430,226      2.8
Michael F. Loy (3)...................      116,250     *
Frank W. Montfort....................      121,000     *
Philip deMena........................      110,000     *
Philip E. Campbell...................       55,000     *
Don A. Palmour.......................       50,000     *
Donald D. Moseley....................       50,000     *
Larry T. Shaffer (4).................    2,271,915     14.7
Gary W. Fordham......................      600,000      3.9
David E. Thompson....................      565,901      3.7
Frank C. McDonald....................      610,416      4.0
Harold K. Patrick (5)................      936,058      6.1
Stanley Poisso(6)....................      521,101      3.4
Randle C. Cooper.....................      691,308      4.5
Thomas N. Amonett (7)................       21,000     *
James J. Blosser (7).................       30,000     *
Stephen F. Smith (7).................       30,000     *
All executive officers and directors
  as a group (18 persons)............    8,448,610     54.7

------------

 *  Less than 1%.

(1) Includes 10,000 shares of Common Stock issuable upon the exercise of options granted under the Directors' Plan and 1,843,823 shares of Common Stock issued to Notre. Mr. Harter is the President of Notre.

(2) Includes 50,000 shares of Common Stock issuable on conversion of a convertible note issued by Notre which is convertible into Common Stock of the Company owned by Notre.

(3) Includes 6,250 shares of Common Stock issuable on conversion of a convertible note issued by Notre which is convertible into Common Stock of the Company owned by Notre.

(4) Includes 323,956 shares of Common Stock issued to Larry T. Shaffer, Jr. which may be deemed to be beneficially owned by Larry T. Shaffer, but as to which he disclaims beneficial ownership. Larry T. Shaffer, Jr. has sole voting power with respect to these shares.

(5) Includes 187,212 shares of Common Stock issued to Kenneth H. Patrick and Ronald E. Sleeper as Trustees of the Harold K. Patrick Irrevocable Stock Trust.

(6) Includes 104,220 shares of Common Stock owned equally by three of Mr. Poisso's adult children. These shares may be deemed to be beneficially owned by Mr. Poisso.

(7) Includes 10,000 shares of Common Stock issuable upon the exercise of options granted under the Directors' Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ORGANIZATION OF THE COMPANY

     In connection with the formation of the Company, HomeUSA issued to Notre a total of 1,843,823 shares (as adjusted for a 90.7127-to-one stock dividend) of Common Stock for an aggregate cash consideration of $18,439. Mr. Harter is the President of Notre and a director of the Company. In August 1997, Notre exchanged 1,718,823 shares of Common Stock for 1,718,823 shares of Restricted Common Stock. Notre advanced the funds necessary to effect the Initial Acquisitions and the IPO. All of Notre's advances were repaid from the net proceeds of the IPO.

     From July 1996 through September 1997, the Company issued a total of 876,226 shares of Common Stock (as adjusted for a 90.7127-to-one stock dividend) at $.01 per share to various members of management, as follows: Mr.
Vollintine -- 380,226 shares, Mr. Loy -- 110,000 shares, Mr. Montfort -- 121,000 shares, Mr. deMena -- 110,000 shares, Mr. Campbell -- 55,000 shares, Mr.
Palmour -- 50,000 shares and Mr. Moseley -- 50,000 shares. The Company also issued 454,894 shares of Common Stock at $0.01 per share to consultants to the Company, including a total of 30,000 shares of Common Stock to persons who became directors of the Company upon consummation of the IPO. The Company also granted options to purchase 10,000 shares of Common Stock under the Directors' Plan, effective upon the consummation of the IPO, to Messrs. Amonett, Blosser, Harter and Smith, who became directors of the Company upon the consummation of the IPO.

     In connection with the IPO, HomeUSA acquired by merger all of the issued and outstanding stock of the Founding Companies, each of which is now a wholly-owned subsidiary of the Company. The aggregate consideration paid by HomeUSA in the Initial Acquisitions consisted of $25.3 million in cash and 7,266,944 shares of Common Stock.

     The following table sets forth the consideration paid by HomeUSA for each of the Founding Companies. These amounts do not include excess operating capital distributions of $7.2 million or distributions of certain real estate and non-operating assets and liabilities (dollars in thousands).

                                                       SHARES OF
                COMPANY                     CASH      COMMON STOCK
----------------------------------------  ---------   ------------
Universal...............................  $   6,131     2,299,311
AAA Homes...............................      2,745     1,165,901
McDonald................................      2,216     1,015,074
Patrick.................................      2,496       936,058
Mobile World............................      1,390       521,101
First American..........................        768       288,123
Cooper..................................      1,383       691,308
Home Folks..............................        663       248,620
Willmax.................................        271       101,448

     In connection with the Initial Acquisitions, and as consideration for their interests in the Founding Companies, certain officers, directors and holders of more than 5% of the outstanding shares of the Company, together with trusts for which they act as trustees, received cash and shares of Common Stock of the Company as follows. These amounts do not include any Owners' Distributions or Distributions of Other Assets. (Dollars in thousands.)

                                                       SHARES OF
                  NAME                      CASH      COMMON STOCK
----------------------------------------  ---------   ------------
Larry T. Shaffer(1).....................  $   6,100     2,271,915
Gary W. Fordham.........................      1,036       600,000
David E. Thompson.......................      1,358       565,901
Frank C. McDonald.......................      1,600       610,416
Harold K. Patrick (2)...................      2,496       936,058
Stanley Poisso (3)......................      1,390       521,101
Randle C. Cooper........................      1,383       691,308

------------

     (1) Includes 323,956 shares of Common Stock issued to Larry T. Shaffer, Jr. which may be deemed to be beneficially owned by Larry T. Shaffer, but as to which he disclaims beneficial ownership. Larry T. Shaffer, Jr. has sole voting power with respect to these shares.

     (2) Includes 187,212 shares of Common Stock issued to Kenneth H. Patrick and Ronald E. Sleeper as Trustees of the Harold K. Patrick Irrevocable Stock Trust.

     (3) Includes 104,220 shares of Common Stock owned equally by three of Mr. Poisso's adult children. These shares may be deemed to be beneficially owned by Mr. Poisso.

     Pursuant to the agreements entered into in connection with the Initial Acquisitions, the stockholders of the Founding Companies have agreed not to compete with the Company for five years, commencing on the date of consummation of the IPO.

LEASES OF REAL PROPERTY BY FOUNDING COMPANIES

     The Company leases Universal's facilities located in Bristol, Virginia, Cookeville, Tennessee, Jefferson City, Tennessee, two facilities in Kingsport, Tennessee, Powell, Tennessee and Murfreesboro, Tennessee from Larry T. Shaffer, one of his immediate family members or an entity controlled by Larry T. Shaffer. Larry T. Shaffer remained President of Universal following the consummation of the IPO and is a director of the Company. Each of the leases is for an initial term of five years, expiring in October 2002 and contains one (1) five-year renewal option. The annual rental for the first year of the initial lease terms ranges from $8,900 to $48,000. The rental for each subsequent year of each initial lease term and each year of each renewal period of the leases will be adjusted in accordance with the CPI, not to exceed 5% of the rental for the immediately preceding lease year. The Company pays for all utilities, taxes and insurance on the leased property. The Company believes that the economic terms of the leases do not exceed fair market value.

     The Company leases AAA Homes' facilities located in Gulfport, and Pearl West, Mississippi from A-1 Realty, L.P., a Mississippi limited partnership controlled by Gary Fordham and David Thompson, who is President and Chief Operating Officer, respectively, of AAA Homes and who each is a director of the Company. Each of the leases is for an initial term of ten years, expiring in October 2007 and contains two (2) five-year renewal options. The annual rental for each of the initial lease terms is $58,800 and $54,000, respectively. The rental for each renewal period of the leases will be adjusted in accordance with the CPI, not to exceed 5% of the rental for the immediately preceding lease term or renewal period, as applicable. The Company will pay for all utilities, taxes and insurance on the leased property. The Company believes that the economic terms of the leases do not exceed fair market value.

     The Company currently leases McDonald's facilities located in Tulsa and Muskogee, Oklahoma and Cape Girardeau, Poplar Bluff and Springfield, Missouri from Frank C. McDonald or an entity controlled by Frank McDonald. Mr. McDonald remains as President of McDonald and is also a director of the Company. Each of the leases is for an initial term of ten years, expiring in October 2007, and contains one (1) five-year renewal options. The annual rental for each of the initial lease terms ranges from $15,000 to $60,000. The rental for each renewal period of the leases will be adjusted in accordance with the CPI, not to exceed 5% of the rental for the immediately preceding lease term or renewal period, as applicable. The Company will pay for all utilities, taxes and insurance on the leased property. The Company believes that the economic terms of the leases do not exceed fair market value.

     The Company leases Patrick's facilities located in Millington, Tennessee; Corinth and Como, Mississippi from H&P Development, Inc., a corporation of which Harold Patrick, who is President of Patrick and who is a director of the Company, is a controlling person. The Millington lease is for an initial term of three years, expiring in October 2000, and contains three (3) three-year renewal options. Each of the Corinth and Como leases is for an initial term of three years, expiring in October 2000, and contains four (4) three-year renewal options. The annual rental for each of the initial lease terms ranges from $19,200 to $46,800. The rental for each renewal period of the leases will be adjusted in accordance with the CPI, not to exceed 10% in the case of the Millington lease, and in the cases of Corinth and Como leases, the rental for the immediately preceding lease term or renewal period shall be 12% of the fair market value, as applicable. The Company pays for all utilities, taxes and insurance on the leased property. The Company believes that the economic terms of the leases do not exceed fair market value.

     The Company currently leases Mobile World's facilities located in Converse, Texas and San Antonio, Texas from Stan Poisso, who remains as President of Mobile World and is also a director of the Company. Each of the leases is for an initial term of ten years, expiring in October 2007, and contains two (2) five-year renewal options. The annual rental for each of the initial lease terms ranges from $48,000 to $60,000, respectively. The rental for each renewal period of the leases will be adjusted in accordance with CPI, not to exceed five percent of the rental for the immediately preceding lease term or renewal period, as applicable. The Company currently pays for all utilities, taxes and insurance on the leased property. The Company believes that the economic terms of the leases do not exceed fair market value.

     The Company currently leases First American's facilities in Dothan, Alabama from an entity controlled by Joseph R. Copeland. Mr. Copeland remains as President of First American and is also a director of the Company. The lease is for a term of ten years, expiring in November 2007, and contains no renewal options. The annual rent for the lease term is $22,800 with no adjustments. The Company believes that the economic terms of the lease do not exceed fair market value.

     The Company leases Cooper's facilities located in Yakima, Moses Lake, Okanogan and three facilities in Wenatchee, Washington from Randle Cooper, one of his immediate family members or an entity controlled by Randle Cooper. Mr. Cooper is President of Cooper and is a director of the Company. Each of the leases is for a term of five years, expiring in October 2002. The annual rental for each of the lease terms ranges from $20,400 to $48,000, respectively. The location in Moses Lake and one of the Wenatchee locations' rental adjustments will be made every two years using CPI, not exceeding 5%. The location in Yakima monthly rent shall increase $100 per year. The location in Okanogan and one of the Wenatchee locations shall be adjusted to fair market rental values determined by an independent appraiser at the time of renewal. Rent for one of the locations in Wenatchee shall increase $500 per month per year for years two and three; for years four through ten, rent shall be adjusted by the CPI, not to exceed 5%. The Company pays for all utilities, taxes and insurance on the leased property. The Company believes that the economic terms of the lease do not exceed fair market value.

     The Company currently leases HomeFolks' facilities located in Owensboro, Kentucky from Dick Berry and one of his immediate family members. Mr. Berry remains as President of HomeFolks and is also a director of the Company. Each of the leases is for an initial term of ten years, expiring in October 2007, and contains two (2) five-year renewal options. The rental for each of the initial lease terms ranges from $30,000 to $48,000. The rental of the sixth year and for each renewal period of the leases will be adjusted in accordance with CPI, not to exceed 5% of the rental for the immediately preceding lease term or renewal period. The Company believes that the economic terms of the lease do not exceed fair market value.

     The above-described leases of real property are with owners of certain of the Founding Companies who are officers and/or directors of the Company or their respective affiliates. Consequently, these transactions have not been negotiated at arm's length.

OTHER TRANSACTIONS

     Mr. McDonald and Mr. Cooper, who are directors of the Company, own interests in manufactured housing developments in Missouri and Washington, respectively. The Company has entered into arrangements with Mr. McDonald and Mr. Cooper, pursuant to which purchasers of manufactured homes from the Company would have access to lots within these developments on a preferential basis. These arrangements between the Company and Mr. McDonald and Mr. Cooper have not been negotiated at arm's length.

     Cooper hires delivery and installation services from Ryan's Trucking, Inc. ("Ryan's"), a company that is solely owned by Eric and Mary Cooper, Randle Cooper's brother and sister-in-law. For these services, Cooper paid a total of $27,945 for the year ended December 31, 1997.

     First Home United Contractors, Inc., is also owned by Eric and Mary Cooper. Cooper contracts for various construction services with First Home United Contractors, Inc. For those services, Cooper paid $32,372 for the year ended December 31, 1997.

     Patrick purchases all of its office supplies from Office Pro, a company of which the son-in-law of Mr. Patrick is a one-third owner. Patrick receives a discount from Office Pro on its purchases. In 1997, Patrick purchased $65,970 of office supplies from Office Pro.

     Bargain Homes, Inc. ("Bargain Homes"), a corporation wholly-owned by Mr. Poisso, provides trucking services to Mobile World.. In addition, used homes traded in to Mobile World have been purchased on a wholesale basis by Bargain Homes, to facilitate the sale, collection and removal of used homes. Total charges by Bargain Homes for trucking services during 1997 (beginning with the inception of the arrangement, September 11, 1997) have been $117,160. Bargain Homes has purchased five (5) used homes from Mobile World for a total purchase price of $18,000 during 1997.

     Bargain Homes purchased tools, equipment, trucks and vehicles from Mobile World on September 11, 1997 for a total purchase price of approximately $239,000, and assumed certain liabilities for which the purchased assets were collateral. The purchase price was determined by reference to net book value at the purchase date. The net balance due Mobile World at December 31, 1997 was approximately $73,000.

     The Company has agreed to indemnify Notre for liabilities arising in connection with actions taken by it in its role as a promoter prior to and during the IPO.

INDEBTEDNESS OF MANAGEMENT

     In April 1997, Mr. Poisso, who is the President of Mobile World and who is a director of the Company, borrowed $72,491 from Mobile World on a non-interest bearing basis. As of December 31, 1997, the entire balance had been repaid to the Company.

     At various times during 1997, Mr. Cooper, or entities of which he is a controlling person, borrowed amounts from Cooper on an unsecured basis, bearing interest at the rate of 7% per annum, with no stated maturity date. During 1997, the largest aggregate outstanding balance was $792,861. As of March 24, 1998, Mr. Cooper or such entities owed the Company an aggregate of $720,999.

COMPANY POLICY

     Any future transactions with directors, officers, employees or affiliates of the Company must be approved in advance by a majority of disinterested members of the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1)  Financial Statements

              For the financial statements filed as part of this Annual Report on Form 10-K, refer to "Index to Financial Statements" on page 15.

       (2)  Financial Statement Schedules

            All financial statement schedules are omitted because they are not required or the required information is shown in the Company's consolidated financial statements or the notes thereto.

       (3)  Exhibits

        EXHIBIT
         NUMBER                                            DESCRIPTIONS OF EXHIBIT
------------------------  ------------------------------------------------------------------------------------------
           2.1       --   Agreement and Plan of Merger with Fleetwood Enterprises, Inc.

          *3.1       --   Amended and Restated Certificate of Incorporation of HomeUSA, Inc., as amended

          *3.2       --   Bylaws of HomeUSA, Inc., as amended

          *4.1       --   Form of certificate evidencing ownership of Common Stock of HomeUSA, Inc.

         *10.1       --   HomeUSA, Inc. 1997 Long-Term Incentive Plan

         *10.2       --   HomeUSA, Inc. 1997 Non-Employee Directors' Stock Plan

         *10.3       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., McDonald Homes Acquisition Corp., McDonald Homes, Inc. and the Stockholders named therein

         *10.4       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., Universal Housing Acquisition Corp., Universal Housing of East Tennessee Acquisition
                          Corp., Shaffer & Webb Insurance Agency Acquisition Corp., Universal Housing, Inc.,
                          Universal Housing of East TN, Inc., Shaffer & Webb Insurance Agency, Inc. and the
                          Stockholders named therein

         *10.5       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., First American Homes Acquisition Corp., D & S Acquisition Corp., Son Development
                          Acquisition Corp., First American Homes, Inc., D&S, Inc., Son Development Corporation and
                          the Stockholders named therein

         *10.6       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., Mobile World Acquisition Corp., Showcase of Homes Acquisition Corp., Mobile World,
                          Inc., Showcase of Homes, Inc. and the Stockholders named therein

         *10.7       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., Patrick Home Center Acquisition Corp., Patrick Home Center, Inc. and the Stockholder
                          named therein

         *10.8       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., Home Folks Housing Center Acquisition Corp., Home Folks Housing Center, Inc. and the
                          Stockholder named therein

         *10.9       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., Cooper's Mobile Homes Acquisition Corp., Pac West Management Acquisition Corp.,
                          HUSAI Acquisition Corp., Cooper's Mobile Homes, Inc., Pac West Mgmt., Inc., HomeUSA, Inc.,
                          and the Stockholders named therein

         *10.10      --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., CSF&T Acquisition Corp., AAA Homes Acquisition Corp., Fordham Insurance Agency
                          Acquisition Corp., CSF&T, Inc., AAA Homes, L.L.C., Fordham Insurance Agency, Inc. and the
                          Stockholders named therein

         *10.11      --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., WillMax Homes of Colorado L.L.C. and the Owners named therein

        EXHIBIT
         NUMBER                                            DESCRIPTIONS OF EXHIBIT
------------------------  ------------------------------------------------------------------------------------------
          10.12      --   Form of Employment Agreement between HomeUSA, Inc. and certain executive officers
                          (Incorporated by reference to Exhibits 10.12 through 10.18, inclusive, to the Registrant's
                          Registration Statement on Form S-1 (Registration No. 333-35649) (Commission File No.
                          1-13477))

          10.13      --   Form of Founders' Employment Agreement (Incorporated by reference to Exhibit 10.19 to the
                          Registrant's Registration Statement on Form S-1 (Registration No. 333-35649) (Commission
                          File No. 1-13477))

          10.14      --   Form of Agreement among Certain Stockholders (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-35649)
                          (Commission File No. 1-13477))

          10.15      --   Form of Indemnity Agreement with Notre Capital Ventures II, L.L.C. (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1
                          (Registration No. 333-35649) (Commission File No. 1-13477))

          10.16      --   Form of Indemnity Agreement with directors and officers

          10.17      --   Credit Agreement dated as of February 16, 1998 between HomeUSA, Inc., as borrower and
                          First Chicago Capital Markets, Inc., as Lender

          21.1       --   List of subsidiaries of HomeUSA, Inc.

          23.1       --   Consent of Arthur Andersen LLP

          23.2       --   Consent of Coopers & Lybrand L.L.P.

          27         --   Financial Data Schedule

          99.1       --   Audited financial statements of the Founding Companies.
------------

* Incorporated by reference to exhibits of like designation to the Registrant's Registration Statement on Form S-1 (Registration No. 333-35649) (Commission File No. 1-13477)

Filed herewith.

     (b)  Reports filed on Form 8-K

          None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED ON THE 30TH DAY OF MARCH, 1998.

                                          HOMEUSA, INC.
                                          By:     /s/  CARY N. VOLLINTINE
                                                     CARY N. VOLLINTINE
                                                   PRESIDENT, CHAIRMAN AND
                                                   CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                               CAPACITY IN WHICH SIGNED               DATE
------------------------------------------------------  -------------------------------------   ---------------
                /s/CARY N. VOLLINTINE                   President, Chairman and Chief           March 24, 1998
                  CARY N. VOLLINTINE                    Executive Officer
                  /s/MICHAEL F. LOY                     Senior Vice President, Chief            March 24, 1998
                    MICHAEL F. LOY                      Financial Officer and Director
                                                        (Principal Financial Officer)
                 /s/LARRY T. SHAFFER                    Director                                March 27, 1998
                   LARRY T. SHAFFER
                  /s/GARY W. FORDHAM                    Director                                March 30, 1998
                   GARY W. FORDHAM
                 /s/DAVID E. THOMPSON                   Director                                March 24, 1998
                  DAVID E. THOMPSON
                 /s/FRANK C. McDONALD                   Director                                March 26, 1998
                  FRANK C. MCDONALD
                 /s/HAROLD K. PATRICK                   Director                                March 27, 1998
                  HAROLD K. PATRICK
                                                        Director
                    STANLEY POISSO
                 /s/STEVEN S. HARTER                    Director                                March 24, 1998
                   STEVEN S. HARTER
                 /s/THOMAS N. AMONETT                   Director                                March 30, 1998
                  THOMAS N. AMONETT
                 /s/JAMES J. BLOSSER                    Director                                March 24, 1998
                   JAMES J. BLOSSER
                 /s/STEPHEN F. SMITH                    Director                                March 24, 1998
                   STEPHEN F. SMITH
                 /s/RANDLE C. COOPER                    Director                                March 24, 1998
                   RANDLE C. COOPER

                                       48

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                                             DESCRIPTION OF EXHIBIT
------------------------  ------------------------------------------------------------------------------------------
           2.1       --   Agreement and Plan of Merger with Fleetwood Enterprises, Inc.

          *3.1       --   Amended and Restated Certificate of Incorporation of HomeUSA, Inc., as amended

          *3.2       --   Bylaws of HomeUSA, Inc., as amended

          *4.1       --   Form of certificate evidencing ownership of Common Stock of HomeUSA, Inc.

         *10.1       --   HomeUSA, Inc. 1997 Long-Term Incentive Plan

         *10.2       --   HomeUSA, Inc. 1997 Non-Employee Directors' Stock Plan

         *10.3       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., McDonald Homes Acquisition Corp., McDonald Homes, Inc. and the Stockholders named therein

         *10.4       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., Universal Housing Acquisition Corp., Universal Housing of East Tennessee Acquisition
                          Corp., Shaffer & Webb Insurance Agency Acquisition Corp., Universal Housing, Inc.,
                          Universal Housing of East TN, Inc., Shaffer & Webb Insurance Agency, Inc. and the
                          Stockholders named therein

         *10.5       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., First American Homes Acquisition Corp., D & S Acquisition Corp., Son Development
                          Acquisition Corp., First American Homes, Inc., D&S, Inc., Son Development Corporation and
                          the Stockholders named therein

         *10.6       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., Mobile World Acquisition Corp., Showcase of Homes Acquisition Corp., Mobile World,
                          Inc., Showcase of Homes, Inc. and the Stockholders named therein

         *10.7       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., Patrick Home Center Acquisition Corp., Patrick Home Center, Inc. and the Stockholder
                          named therein

         *10.8       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., Home Folks Housing Center Acquisition Corp., Home Folks Housing Center, Inc. and the
                          Stockholder named therein

         *10.9       --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., Cooper's Mobile Homes Acquisition Corp., Pac West Management Acquisition Corp.,
                          HUSAI Acquisition Corp., Cooper's Mobile Homes, Inc., Pac West Mgmt., Inc., HomeUSA, Inc.,
                          and the Stockholders named therein

         *10.10      --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., CSF&T Acquisition Corp., AAA Homes Acquisition Corp., Fordham Insurance Agency
                          Acquisition Corp., CSF&T, Inc., AAA Homes, L.L.C., Fordham Insurance Agency, Inc. and the
                          Stockholders named therein

         *10.11      --   Agreement and Plan of Organization dated as of September 10, 1997, by and among HomeUSA,
                          Inc., WillMax Homes of Colorado L.L.C. and the Owners named therein

          10.12      --   Form of Employment Agreement between HomeUSA, Inc. and certain executive officers
                          (Incorporated by reference to Exhibits 10.12 through 10.18, inclusive, to the Registrant's
                          Registration Statement on Form S-1 (Registration No. 333-35649) (Commission File No.
                          1-13477))

          10.13      --   Form of Founders' Employment Agreement (Incorporated by reference to Exhibit 10.19 to the
                          Registrant's Registration Statement on Form S-1 (Registration No. 333-35649) (Commission
                          File No. 1-13477))

          10.14      --   Form of Agreement among Certain Stockholders (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-35649)
                          (Commission File No. 1-13477))

          10.15      --   Form of Indemnity Agreement with Notre Capital Ventures II, L.L.C. (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1
                          (Registration No. 333-35649) (Commission File No. 1-13477))

          10.16      --   Form of Indemnity Agreement with directors and officers

        EXHIBIT
         NUMBER                                            DESCRIPTIONS OF EXHIBIT
------------------------  ------------------------------------------------------------------------------------------
          10.17      --   Credit Agreement dated as of February 16, 1998 between HomeUSA, Inc., as borrower and
                          First Chicago Capital Markets, Inc., as Lender

          21.1       --   List of subsidiaries of HomeUSA, Inc.

          23.1       --   Consent of Arthur Andersen LLP

          23.2       --   Consent of Coopers & Lybrand L.L.P.

          27         --   Financial Data Schedule

          99.1       --   Audited financial statements of the Founding Companies.

------------
* Incorporated by reference to exhibits of like designation to the Registrant's Registration Statement on Form S-1 (Registration No. 333-35649) (Commission File No. 1-13477)

Filed herewith.

     (b)  Reports filed on Form 8-K

          None