Form 10-Q
period 1998-03-31
HOMEUSA INC
filed 1998-05-13
CIK 1045989

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended:  MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number: 1-13477

                                 HOMEUSA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                     76-0546715
 (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER
     OF INCORPORATION OR           IDENTIFICATION NO.)
        ORGANIZATION)

        THREE RIVERWAY
          SUITE 555
        HOUSTON, TEXAS                    77056
    (ADDRESS OF PRINCIPAL
       EXECUTIVE OFFICES)               (ZIP CODE)

                                 (713) 331-2200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock, as of May 13, 1998, was 15,441,887.

================================================================================

                                 HOMEUSA, INC.
                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                        PAGE
                                        ----

ITEM 1.  Financial Statements

     HOMEUSA, INC. AND SUBSIDIARIES

          Consolidated Balance
          Sheets --
             March 31, 1998
          (unaudited) and December
          31, 1997...................     1

          Consolidated Statements of
          Operations (unaudited) --
             Three Months Ended March
          31, 1998 and 1997..........     2

          Consolidated Statements of
          Cash Flows (unaudited) --
             Three Months Ended March
          31, 1998 and 1997..........     3

          Condensed Notes to
          Consolidated Financial
          Statements (unaudited).....     4

ITEM 2.  Management's Discussion and
Analysis of Financial Condition and
            Results of Operations....     7

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........    10

ITEM 6.  Exhibits and Reports on Form
8-K..................................    10

Signature............................    11

                         HOMEUSA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                           MARCH 31,     DECEMBER 31,
                                              1998            1997
                                           -----------    ------------
                                           (UNAUDITED)

                 ASSETS
Current Assets:
     Cash and cash equivalents..........    $  11,655       $ 16,758
     Accounts receivable, net...........        9,910          7,421
     Related party receivables..........          823          1,140
     Inventories........................       45,840         45,481
     Other current assets...............        1,606          1,268
                                           -----------    ------------
          Total current assets..........       69,834         72,068
Property and Equipment, net.............        7,148          6,624
Goodwill, net...........................       61,238         60,323
Other Assets............................        2,272            829
                                           -----------    ------------
Total Assets............................    $ 140,492       $139,844
                                           ===========    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued
      expenses..........................    $  10,134       $  9,116
     Related party payables.............        4,421          4,601
     Floor plan payable.................       46,001         45,007
     Current maturities of long-term
      debt..............................          215          2,110
     Deferred tax liability.............           95             85
                                           -----------    ------------
          Total current liabilities.....       60,866         60,919
                                           -----------    ------------
Deferred Tax Liability..................        1,415          1,419
                                           -----------    ------------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock, $.01 par value,
      5,000,000 shares authorized,
       none issued......................       --             --
     Common stock, $.01 par value,
      105,000,000 shares authorized,
      15,441,887 shares issued and
      outstanding.......................          154            154
     Additional paid-in capital.........       73,900         73,900
     Retained earnings..................        4,157          3,452
                                           -----------    ------------
          Total stockholders' equity....       78,211         77,506
                                           -----------    ------------
Total Liabilities and Stockholders'
  Equity................................    $ 140,492       $139,844
                                           ===========    ============

   The accompanying notes are an integral part of these financial statements.

                         HOMEUSA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                             (NOTE 1)
Revenue:
  Home sales.........................  $  48,852  $   9,625
  Other revenue......................      1,511         18
                                       ---------  ---------
          Total revenue..............     50,363      9,643
Cost of sales........................     38,703      7,601
                                       ---------  ---------
Gross profit.........................     11,660      2,042
Selling, general and administrative
  expenses...........................      9,438      1,499
                                       ---------  ---------
Income from operations...............      2,222        543
Other income (expense):
     Interest expense................     (1,189)      (151)
     Other income, net...............        187         88
                                       ---------  ---------
Income before income taxes...........      1,220        480
Provision for income taxes...........        515         37
                                       ---------  ---------
Net income...........................  $     705  $     443
                                       =========  =========
Earnings per share --
     Basic...........................  $     .05  $     .19
     Diluted.........................        .05        .19
Shares used in computing earnings per
share --
     Basic...........................     15,442      2,299
     Diluted.........................     15,572      2,299

   The accompanying notes are an integral part of these financial statements.

                         HOMEUSA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                          --------------------
                                            1998       1997
                                          ---------  ---------
                                                (NOTE 1)
Cash Flows from Operating Activities
     Net income.........................  $     705  $     443
     Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities --
          Depreciation and
        amortization....................        686         40
          Gain on sale of assets........         (3)        (3)
          Deferred tax provision........     --              1
     Changes in assets and
      liabilities --
          Accounts receivable...........     (2,172)       (60)
          Inventories...................       (359)      (395)
          Other current assets..........       (338)      (104)
          Other noncurrent assets.......     (2,539)         1
          Accounts payable and accrued
        expenses........................        845         50
          Floor plan payable............        994        386
                                          ---------  ---------
               Net cash provided by
                  (used in) operating
                  activities............     (2,181)       359
                                          ---------  ---------
Cash Flows from Investing Activities
     Purchases of property and
     equipment..........................     (1,040)       (27)
     Proceeds from sale of equipment....         13          3
                                          ---------  ---------
               Net cash used in
                  investing
                  activities............     (1,027)       (24)
                                          ---------  ---------
Cash Flows from Financing Activities
     Payments on debt...................     (1,895)    --
     Distributions to stockholders......     --         (3,000)
                                          ---------  ---------
               Net cash used in
                  financing
                  activities............     (1,895)    (3,000)
                                          ---------  ---------
Decrease in Cash and Cash Equivalents...     (5,103)    (2,665)
Cash and Cash Equivalents, Beginning of
Period..................................     16,758      8,031
                                          ---------  ---------
Cash and Cash Equivalents, End of
Period..................................  $  11,655  $   5,366
                                          =========  =========
Supplemental Cash Flow Information
     Cash paid during the period for --
          Interest......................  $   1,179  $      94
          Taxes.........................        371     --

   The accompanying notes are an integral part of these financial statements.

                                 HOMEUSA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     HomeUSA, Inc. a Delaware corporation ("HomeUSA" or the "Company") was founded in July 1996 to become the leading independent national retailer of manufactured homes and accessories, and in November 1997, completed an initial public offering (the "IPO"). The Company acquired simultaneously with the closing of the IPO, (the "Initial Acquisitions"), nine existing independent retailers of manufactured homes (the "Founding Companies"). Since the IPO, the Founding Companies have operated as subsidiaries of the Company as a single national retailer of manufactured homes.

     For financial statement presentation purposes, Universal Housing Group ("Universal"), one of the Founding Companies, has been identified as the accounting acquiror. The acquisition of the remaining Founding Companies was accounted for using the purchase method of accounting. The Consolidated Statements of Operations reflect Universal for the three months ended March 31, 1997 and the Founding Companies and HomeUSA for the three months ended March 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the SEC.

     On February 17, 1998, the Company announced it had entered into a definitive agreement to be acquired by Fleetwood Enterprises, Inc. (see Note 6).

2.  BUSINESS COMBINATION AND UNAUDITED PRO FORMA INFORMATION

     The Founding Companies were merged with HomeUSA effective November 30, 1997 for financial reporting purposes. The unaudited statement of operations data presented below gives effect to the Initial Acquisitions and the IPO, including certain pro forma adjustments further discussed below, as if they had occurred on January 1, 1997 (dollars in thousands, except per share amount):

                                         THREE MONTHS
                                            ENDED
                                        MARCH 31, 1997
                                        --------------
                                         (UNAUDITED)
Revenues.............................      $ 42,172
Gross profit.........................         9,382
Net income...........................           946
Earnings per share -- basic and
  diluted............................           .07

     Pro forma adjustments primarily relate to (i) contractual agreements entered into with suppliers, financing sources and previous owners of the Founding Companies as a result of the Initial Acquisitions with respect to combined manufacturers' rebates, floor plan financing interest costs, finance income and

                                 HOMEUSA, INC.
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

owners' compensation differential, (ii) amortization of goodwill recorded as a result of the Initial Acquisitions over a 40-year estimated life and (iii) adjustments to the federal and state income tax provisions based on the combined operations.

     The pro forma adjustments are based on estimates, available information and certain assumptions, and may be revised as additional information becomes available. The unaudited pro forma information presented herein does not purport to represent what the Company's results of operations would have actually been had such events occurred at the beginning of the period presented, as assumed, or to project the Company's results of operations for any future period or the future results of the Founding Companies.

     The computation of unaudited pro forma earnings per share for the three months ended March 31, 1997 is based upon (i) 10,441,887 shares issued to the Founding Companies, management and Notre Capital Ventures II, L.L.C., and (ii) 3,468,199 of the 5,000,000 shares sold in the IPO necessary to pay the cash portion of the purchase price of the Founding Companies and the expenses of the IPO.

3.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which was adopted by the Company effective December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Earnings per share -- Basic") and diluted earnings per share ("Earnings per share -- Diluted"). Earnings per share -- Basic excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per share -- Diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. The computation of earnings per share for the three months ended March 31, 1997 is based upon 2,299,311 shares issued to Universal in connection with the IPO.

4.  INCOME TAXES

     The Company files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to the respective date of acquisition. Prior to the IPO, the stockholders of Universal elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Universal did not pay federal and certain state income taxes. Instead, Universal's stockholders paid income taxes based on their proportionate shares of the Company's net earnings. Effective with the IPO, Universal's S Corporation status was terminated, and the Company is now subject to federal income taxes under Subchapter C of the Internal Revenue Code.

5.  CREDIT FACILITIES AND FLOOR PLAN FINANCING

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

     The Company has two floor plan credit facility arrangements with two commercial lenders to finance a major portion of its manufactured home inventory until such inventory is sold. Commitments of $75 million and $50 million are available to the Company. Interest on amounts borrowed is paid monthly at rates varying from the prime rate to 1% percent below the prime rate. The floor plan payables are secured by

                                 HOMEUSA, INC.
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

substantially all of the Company's manufactured home inventory, the related furniture, fixtures, accessories and accounts receivable.

     Floor plan payables are due upon receipt of sales proceeds from the related inventory; however, the Company must make periodic payments when the related home remains in inventory beyond the length of time specified in the floor plan agreement. Generally, in the event the home remains in inventory 12 months after the date of purchase, the balance of the obligation related to the home will become payable over a specified term. In addition, the Company's floor plan agreements include subjective acceleration clauses which could result in the lines of credit being due on demand should the Company experience a material adverse change in its financial position as determined by the lender.

6.  COMMITMENTS AND CONTINGENCIES

     On February 17, 1998 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fleetwood Enterprises, Inc.
("Fleetwood") and HUSA Acquisition Company. Pursuant to the Merger Agreement, subject to the conditions set forth therein, the Company will merge with and into a wholly-owned subsidiary of Fleetwood (the "Merger") and will become a wholly-owned subsidiary of Fleetwood. The Merger Agreement is more fully described in "Item I. Business" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company anticipates that stockholders will receive proxy materials relating to the proposed Merger in late May or early June 1998, and that a special meeting to consider and vote upon the proposed merger will be held in late June or early July 1998. The Merger Agreement requires the Company to pay a $6 million termination fee if, under certain prescribed conditions, the Merger Agreement is terminated.

     Promptly after the Company publicly announced its proposed merger with Fleetwood, a complaint (the "Complaint") was filed against the Company, the members of its Board of Directors, and Fleetwood in the Delaware Court of Chancery in New Castle County. The Complaint was purportedly filed on behalf of a stockholder of the Company, individually and as a representative of a class of holders of the Company's common stock. The suit seeks certification as a class action. The Complaint alleges, among other things, that by entering into the Merger Agreement, the Company and the members of its Board of Directors did not act reasonably and in compliance with their fiduciary duties to the Company's stockholders. The Complaint seeks to enjoin the proposed Merger and seeks rescissory and/or compensatory damages, attorneys' fees and other relief.

     The Company is also involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material, adverse effect on the Company's consolidated financial position or results of operations.

7.  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the presentation of total non-owner changes in equity, including items not currently reflected in net income. The Company reported no such changes in equity for the three months ended March 31, 1998 or 1997.

     Also effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that segments of a business be disclosed in interim and annual financial statements. The Company's wholly-owned subsidiaries operate as a single national retailer of manufactured homes; therefore, the Company does not report multiple segments with respect to business lines or geographic areas.

                                 HOMEUSA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Condensed Notes thereto. Statements contained in this Quarterly Report regarding future financial or operational performance and results of the Company or similar matters that are not historical facts constitute forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties including, but not limited to, the availability of attractive acquisition opportunities, the successful integration and profitable management of businesses acquired, the improvement of operating efficiencies, the availability of working capital and funding for future acquisitions, the ability to grow internally through expansion of services and customer bases, reduction of overhead, the cyclical nature of the homebuilding industry, and the level and nature of competition from other manufactured home retailers and other factors discussed in this Quarterly Report.

RECENT DEVELOPMENTS -- MERGER AGREEMENT WITH FLEETWOOD ENTERPRISES

     On February 17, 1998 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fleetwood Enterprises, Inc.
("Fleetwood") and HUSA Acquisition Company. Pursuant to the Merger Agreement, subject to the conditions set forth therein, the Company will merge with and into a wholly-owned subsidiary of Fleetwood (the "Merger") and will become a wholly-owned subsidiary of Fleetwood. The Merger Agreement is more fully described in "Item I. Business" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company anticipates that stockholders will receive proxy materials relating to the proposed Merger in late May or early June 1998, and that a special meeting to consider and vote upon the proposed merger will be held in late June or early July 1998. The Merger Agreement requires the Company to pay a $6 million termination fee if, under certain prescribed conditions, the Merger Agreement is terminated.

     After the Company entered into the Merger Agreement with Fleetwood, the Company modified its acquisition program to focus on the opening of new Fleetwood Home Center sales centers and the negotiation of acquisitions that are expected to be consummated after (and are contingent on) the closing of the Merger Agreement with Fleetwood. The Company's acquisition efforts and its new sales center openings resulted in its incurring significant administrative costs during the first quarter of 1998. While the Company believes that its efforts will result in a significant increase in sales centers in the future, it is not possible to estimate the number of new sales centers to be opened in 1998 or the number or size of the acquisitions that will ultimately be completed subsequent to the Merger.

OVERVIEW

     For financial statement presentation purposes, Universal Housing Group ("Universal"), one of the Founding Companies, has been identified as the accounting acquiror. The following consolidated financial information represents the operations of Universal for the three months ended March 31, 1997 and the Founding Companies and HomeUSA for the three months ended March 31, 1998. This financial information has been derived from the consolidated financial statements of HomeUSA, Inc. and subsidiaries (dollars in thousands, except operating data).

                                 HOMEUSA, INC.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                              THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------------
                                               1998                  1997
                                       --------------------  --------------------
Statement of Operations Data:
     Revenue:
          Home sales.................  $  48,852       97.0% $   9,625       99.8%
          Other revenue..............      1,511        3.0         18        0.2
                                       ---------  ---------  ---------  ---------
     Total revenue...................     50,363      100.0      9,643      100.0
     Cost of sales...................     38,703       76.8      7,601       78.8
                                       ---------  ---------  ---------  ---------
     Gross profit....................     11,660       23.2      2,042       21.2
     Selling, general and
       administrative expenses.......      9,438       18.8      1,499       15.5
                                       ---------  ---------  ---------  ---------
     Income from operations..........      2,222        4.4        543        5.7
     Interest and other income
       (expense), net................     (1,002)      (2.0)       (63)      (0.7)
                                       ---------  ---------  ---------  ---------
     Income before income taxes......      1,220        2.4        480        5.0
     Provision for income taxes......        515        1.0         37        0.4
                                       ---------  ---------  ---------  ---------
     Net income......................  $     705        1.4% $     443        4.6%
                                       =========  =========  =========  =========
Operating Data (Consolidated):
     Period end sales centers........         66                    15
     Homes sold......................      1,492                   356
     Multi-section home sales........         65%                   67%
     Average home sale price.........  $  32,743             $  27,036

HISTORICAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     HOME SALES. Home sales increased $39.3 million, or 408%, from $9.6 million for the three months ended March 31, 1997 to $48.9 million for the three months ended March 31, 1998. Approximately $37.9 million of the increase was attributable to the acquisition of the Founding Companies. The remaining increase was attributable to a 7% increase in the number of units sold and a 7% increase in the average sale price per unit at Universal.

     OTHER REVENUE. Other revenue increased $1.5 million, from less than $0.1 million for the three months ended March 31, 1997. Approximately $1.3 million of the increase was attributable to the acquisition of the Founding Companies. The remaining increase was primarily attributable to higher finance revenue at Universal.

     GROSS PROFIT. Gross profit increased $9.7 million, or 471%, from $2.0 million for the three months ended March 31, 1997 to $11.7 million for the three months ended March 31, 1998. Approximately $9.3 million of the increase was attributable to the acquisition of the Founding Companies. The remaining increase was attributable to higher manufacturer rebates and higher finance revenue at Universal. As a percentage of total revenue, gross profit increased from 21.2% for the three months ended March 31, 1997 to 23.2% for the three months ended March 31, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.9 million, or 530%, from $1.5 million for the three months ended March 31, 1997 to $9.4 million for the three months ended March 31, 1998. Almost all of the increase was attributable to the overhead of the Founding Companies, corporate overhead of HomeUSA and amortization of goodwill.

                                 HOMEUSA, INC.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), increased $0.9 million, from $0.1 million for the three months ended March 31, 1997 to $1.0 million for the three months ended March 31, 1998. Approximately $0.8 million of the increase was attributable to the acquisition of the Founding Companies. The remaining increase was primarily a result of increased interest expense associated with maintaining higher floor plan balances during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had working capital of $9.0 million and no long-term debt. The Company's credit facilities are discussed in Note 5 to the Consolidated Financial Statements.

     Management anticipates that capital expenditures, exclusive of acquisitions, will be approximately $9.0 million in 1998. Management believes that the Company's liquidity and capital resources are adequate to enable the Company to execute the Company's internal growth plans during 1998. However, in February 1998 management concluded that the Company's liquidity and capital resources were not sufficient, in light of the extraordinary competition in the acquisition market during January and February 1998, to enable the Company to implement its acquisition strategy on the timetable the Company had contemplated. Consequently, on February 17, 1998 the Company entered into the Merger Agreement. See "Recent Developments -- Merger Agreement with Fleetwood Enterprises" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the event that the Merger Agreement is not consummated for any reason, management believes that the Company would (i) seek an alternative business combination with another manufacturer, (ii) seek additional capital resources from another source, and/or (iii) attempt to implement its acquisition strategy by acquiring smaller retailers than the retailers it had originally sought to acquire.

                                 HOMEUSA, INC.
                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Promptly after the Company publicly announced its proposed merger with Fleetwood, a complaint (the "Complaint") was filed against the Company, the members of its Board of Directors, and Fleetwood in the Delaware Court of Chancery in New Castle County. The Complaint was purportedly filed on behalf of a stockholder of the Company, individually and as a representative of a class of holders of the Company's common stock. The suit seeks certification as a class action. The Complaint alleges, among other things, that by entering into the Merger Agreement, the Company and the members of its Board of Directors did not act reasonably and in compliance with their fiduciary duties to the Company's stockholders. The Complaint seeks to enjoin the proposed Merger and seeks rescissory and/or compensatory damages, attorneys' fees and other relief.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          27 Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          Current Report dated February 17, 1998 re:

          Press release dated February 17, 1998 announcing the proposed acquisition of HomeUSA, Inc. by Fleetwood Enterprises, Inc.

          Current Report dated March 2, 1998 re:

          Complaint filed in the Delaware Court of Chancery in New Castle County seeking to enjoin the proposed merger between HomeUSA, Inc. and Fleetwood Enterprises, Inc.

                                 HOMEUSA, INC.
                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOMEUSA, INC.

                                          By: /s/ CARY N. VOLLINTINE
                                                  CARY N. VOLLINTINE
                                                  PRESIDENT, CHAIRMAN, AND
                                                   CHIEF EXECUTIVE OFFICER
                                                   (PRINCIPAL EXECUTIVE OFFICER)

                                          By: /s/ MICHAEL F. LOY
                                                  MICHAEL F. LOY
                                                  SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                    (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

Dated: May 13, 1998